Form 10-Q
period 1995-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1995-04-12
CIK 802492

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:     FEBRUARY 28, 1995      Commission File No.    0-15587
                    -------------------------                     -------------



                EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
      -----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


        Delaware                                         52-0991911
- - -------------------------------                  -----------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification No.)



       11019 McCormick Road, Hunt Valley, Maryland               21031
 ----------------------------------------------------------------------------
       (Address of Principal Executive Offices)             (Zip Code)



Registrant's telephone number including area code      (410) 584-7000
                                                   ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        No
                                   -----         -----


NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT APRIL 11, 1995                      6,058,037
                                                     -------------------



Page 1 of 17

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
               PART I - FINANCIAL INFORMATION
                        Consolidated Balance Sheets - Assets   . . . . . . . . . . . . . . . . . . . . . . .        4
                        Consolidated Balance Sheets - Liabilities and Stockholders' Equity   . . . . . . . .        5
                        Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . .        6
                        Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . .        7
                        Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . .        8
                        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

               PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

               EXHIBIT 1

                        Schedule of Weighted Average Shares Outstanding

               EXHIBIT 27

                        Financial Data Schedule

                         PART I - FINANCIAL INFORMATION


     The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. & Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
However, the Company believes that the disclosures are adequate to understand the information presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's August 31, 1994 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated November 21, 1994.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       February 28,        August 31,
                                                                                           1995               1994
                                                                                       ------------       ------------
              CURRENT ASSETS:
                     Cash and cash equivalents    . . . . . . . . . . . . . . . .        $ 2,637,500        $ 3,988,500
                     Accounts receivable, net   . . . . . . . . . . . . . . . . .         10,791,700         12,143,800
                     Costs and estimated earnings in excess of billings on
                        uncompleted contracts . . . . . . . . . . . . . . . . . .         11,884,300          7,987,400
                     Prepaid expenses and other   . . . . . . . . . . . . . . . .          1,920,400          1,797,400
                                                                                        ------------       ------------

                        Total Current Assets  . . . . . . . . . . . . . . . . . .         27,233,900         25,917,100
                                                                                        ------------        -----------


              PROPERTY AND EQUIPMENT, at cost:
                     Furniture, fixtures and equipment  . . . . . . . . . . . . .         14,054,300         13,494,200
                     Leasehold improvements   . . . . . . . . . . . . . . . . . .          3,578,800          3,541,100
                                                                                         -----------       ------------
                                                                                          17,633,100         17,035,300

                     Less-Accumulated depreciation and amortization   . . . . . .        (13,459,200)       (12,669,100)
                                                                                        ------------       ------------
                        Net Property and Equipment  . . . . . . . . . . . . . . .          4,173,900          4,366,200
                                                                                         -----------       ------------



              OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,229,600          1,291,600
                                                                                         -----------       ------------

                         Total Assets   . . . . . . . . . . . . . . . . . . . . .        $32,637,400        $31,574,900
                                                                                         ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       February 28,        August 31,
                                                                                           1995               1994
                                                                                       ------------       ------------
              CURRENT LIABILITIES:
                     Accounts payable   . . . . . . . . . . . . . . . . . . . . .        $ 3,860,000        $ 4,047,800
                     Accrued expenses   . . . . . . . . . . . . . . . . . . . . .            705,900            944,400
                     Accrued salaries, wages and benefits   . . . . . . . . . . .          4,100,000          4,718,100
                     Income taxes payable   . . . . . . . . . . . . . . . . . . .             26,300             47,800
                     Current portion of long-term debt  . . . . . . . . . . . . .            799,300            839,900
                     Billings in excess of costs and estimated earnings on
                        uncompleted contracts . . . . . . . . . . . . . . . . . .          1,041,100          1,002,200
                                                                                        ------------       ------------

                        Total Current Liabilities . . . . . . . . . . . . . . . .         10,532,600         11,600,200
                                                                                        ------------        -----------

              LONG-TERM DEBT, net of current portion  . . . . . . . . . . . . .            4,415,500          4,798,200
                                                                                         -----------       ------------
                        Total Liabilities . . . . . . . . . . . . . . . . . . . .         14,948,100         16,398,400
                                                                                         -----------         ----------

              STOCKHOLDERS' EQUITY:
                     Common stock, $.01 par value; 10,000,000 shares
                        authorized; 6,053,200 and 5,772,000 shares issued
                        and outstanding . . . . . . . . . . . . . . . . . . . . .             60,500             57,700
                     Preferred stock, $.01 par value; 8,000,000 shares
                        authorized; none issued . . . . . . . . . . . . . . . . .               --                  --
                     Capital in excess of par value   . . . . . . . . . . . . . .          9,718,300          9,066,100
                     Retained earnings  . . . . . . . . . . . . . . . . . . . . .          7,910,500          6,052,700
                                                                                         -----------       ------------
                        Total Stockholders' Equity  . . . . . . . . . . . . . . .         17,689,300         15,176,500
                                                                                         -----------        -----------

                         Total Liabilities and Stockholders' Equity   . . . . . .        $32,637,400        $31,574,900
                                                                                         ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended                        Six Months Ended
                                                               February 28,                             February 28,
                                                           --------------------                     --------------------
                                                          1995                  1994                1995                 1994
                                                       ---------            -----------          ----------           ----------
Total revenue . . . . . . . . . . . . . . .          $21,539,000            $17,922,700          $43,960,200         $37,564,100
Less - Subcontractor costs  . . . . . . . .           (4,803,200)            (3,573,200)          (9,265,900)         (7,142,200)
                                                    ------------           ------------          -----------        ------------
      Net revenue . . . . . . . . . . . . .           16,735,800             14,349,500           34,694,300          30,421,900
                                                     -----------            -----------         ------------        ------------
Operating expenses:
   Direct salaries and other operating  . .           13,605,800             11,727,800           28,140,000          24,777,700
   Selling, general and administrative  . .            2,196,200              2,085,800            4,312.800           4,237,300
                                                    ------------           ------------        -------------        ------------

      Total operating expenses  . . . . . .           15,802,000             13,813,600           32,452,800          29,015,000
                                                     -----------            -----------        -------------         -----------
Income from operations  . . . . . . . . . .              933,800                535,900            2,241,500           1,406,900

Interest expense, net . . . . . . . . . . .              (98,400)               (60,100)            (205,700)           (121,300)
                                                   -------------            -----------        -------------       -------------
Income before income taxes  . . . . . . . .              835,400                475,800            2,035,800           1,285,600
Provision for income taxes  . . . . . . . .              334,200                190,300              814,400             514,200
                                                    ------------           ------------        -------------         -----------

Net income  . . . . . . . . . . . . . . . .          $   501,200           $    285,500          $ 1,221,400       $     771,400
                                                     ===========           ============          ===========       =============

Net income per share  . . . . . . . . . . .                $0.08                  $0.05                $0.20               $0.13
                                                           =====                  =====                =====               =====


Weighted average shares outstanding . . . .            6,170,000              6,095,600            6,153,800           6,045,000
                                                       =========              =========            =========           =========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended
                                                                                                    February 28,
                                                                                              -----------------------
                                                                                                1995            1994
                                                                                                ----            ----
           CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
                   Net income    . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,221,400      $   771,400
                   Noncash expenses included in net income -
                     Depreciation and amortization   . . . . . . . . . . . . . . . .           835,900          665,100
                     Provision for income taxes  . . . . . . . . . . . . . . . . . .           414,400          514,200
                   Net (increase) decrease in noncash assets -
                       Accounts receivable, net  . . . . . . . . . . . . . . . . . .         1,352,100         (533,800)
                       Costs and estimated earnings in excess of billings on
                         uncompleted contracts   . . . . . . . . . . . . . . . . . .        (3,896,900)      (1,057,800)
                       Prepaid expenses and other  . . . . . . . . . . . . . . . . .           575,400         (406,300)
                   Net increase (decrease) in nondebt liabilities-
                       Accounts payable and accrued expenses   . . . . . . . . . . .        (1,044,400)         115,000
                       Refunds of income taxes   . . . . . . . . . . . . . . . . . .            --                2,200
                       Payments of income taxes  . . . . . . . . . . . . . . . . . .          (435,900)        (916,500)
                       Billings in excess of costs and estimated earnings on
                         uncompleted contracts   . . . . . . . . . . . . . . . . . .            38,900          450,400
                                                                                         -------------     ------------

                         Net cash flows used for operating activities  . . . . . . .          (939,100)        (396,100)
                                                                                          ------------     ------------

           CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
                     Reduction of long-term debt   . . . . . . . . . . . . . . . . .          (423,300)        (302,500)
                     Proceeds from issuance of common stock  . . . . . . . . . . . .           655,000          292,500
                                                                                         -------------     ------------
                         Net cash flows from (used for) financing activities   . . .           231,700          (10,000)
                                                                                          ------------    -------------

           CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
                   Purchase of property and equipment, net   . . . . . . . . . . . .          (643,600)        (396,500)
                                                                                          ------------    -------------
                         Net cash flows used for investing activities  . . . . . . .          (643,600)        (396,500)
                                                                                           -----------     -------------


           NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .        (1,351,000)        (802,600)
                                                                                          ------------      -------------


           CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . . . . .         3,988,500         4,049,600
                                                                                          ------------      ------------
           CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . . . . .        $2,637,500        $3,247,000
                                                                                            ==========        ==========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation--

     The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA) and its wholly-owned subsidiaries EA Remediation Technologies, Inc. (EA RTI), EA Financial, Inc., and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. (EA de Mexico). The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition--

     The Company is a multidisciplinary environmental services and consulting engineering organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price and cost plus fixed fee contracts which vary in length from one month to five years.

     The Company accounts for contract revenues and costs under fixed price contracts using the percentage-of-completion method. The percentage-of-completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time and material and cost plus fixed fee contracts are recognized currently as the work is performed. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

     Contract costs and estimated earnings recognized in excess of amounts billed are classified as current assets under "costs and estimated earnings in excess of billings on uncompleted contracts." Billings in excess of contract costs and estimated earnings are classified as current liabilities under "billings in excess of costs and estimated earnings on uncompleted contracts."

     Generally, contracts provide for the billing of costs incurred and estimated fees on a monthly basis. Amounts included in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying financial statements will be billed within twelve months of the balance sheet date.

Cash and Cash Equivalents--

     Cash equivalents consist of obligations and money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates market.

Property and Equipment--

     Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years.

Income Taxes--

     The Company implemented the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FASB 109) as of September 1, 1993. The effect of the provisions have been implemented prospectively and were not material to the financial statements as of September 1, 1993 or to the operating results for the twelve months ended August 31, 1994.

Major Clients--

     For the six months ended February 28, 1995 and 1994, various agencies of the federal government provided 67% and 57% of net revenue, and as of February 28, 1995 accounted for approximately 65% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Segment Information--

     The Company operates within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Supplemental Disclosures of Cash Flow Information--

     Cash paid during the six months ended February 28, 1995 and 1994 for interest was $259,700 and $193,500, respectively. Retirements of property and equipment for the same periods were $45,800 and $116,300, respectively.

     Short-term borrowings information for the six months ended February 28, 1995 and 1994 is as follows:

                                                                                               Six Months Ended
                                                                                                 February 28,
                                                                                           -------------------------

                                                                                            1995              1994
                                                                                       -------------      ------------
             Balance as of end of period . . . . . . . . . . . . . . . . . . . . .    $         --       $          --
             Maximum amount outstanding during the period  . . . . . . . . . . . .
             Average outstanding month-end balance during the period . . . . . . .         1,058,200         1,092,500
             Weighted average interest rate during the period  . . . . . . . . . .              --                 --
             Interest rate at the end of period  . . . . . . . . . . . . . . . . .              8.7%               6.0%
                                                                                                9.0%               6.0%


The Company's debt agreements require that the Company maintain certain financial ratios.

NOTE 3.  BANK FINANCING ARRANGEMENTS:

     The Company renegotiated its revolving line of credit arrangement with a commercial bank in May 1994. The borrowing facility consists of a revolving line of credit for up to $9,500,000 and a $3,000,000 long-term note payable with interest only payments due quarterly and principal due on expiration of the agreement. Borrowings under the arrangement are unsecured. Interest is charged at either the bank's prime rate or LIBOR plus 150 basis points, at the Company's election on a quarterly basis. The interest rate is subject to quarterly modifications based on certain financial ratios, with a maximum rate of 25 basis points above the bank's prime or LIBOR plus 240 basis points. This arrangement expires on January 31, 1996. However, the Company's short-term borrowings are due on the earlier of the bank's demand or expiration of the agreement. If the Company's total borrowings fall below $3,000,000 at any time, the bank invests the excess in interest bearing overnight funds.


NOTE 4.  NET INCOME PER SHARE AND STOCK DIVIDENDS:

     Net income per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For fiscal 1994, net income per share amounts have been adjusted retroactively to reflect two 3 for 2 stock splits, effected in the form of 50% stock dividends, wherein 1 additional share of stock was issued on both February 23, 1994 and July 5, 1994, for each 2 shares outstanding as of the record dates of February 8, 1994 and June 28, 1994, respectively. All disclosures with regard to the shares of common stock have also been adjusted to reflect the stock splits.


NOTE 5.  PROFIT SHARING AND EMPLOYEE INCENTIVE PLANS:

     EA maintains a defined contribution plan covering all employees who are at least 21 years of age and have completed one year of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors, and for voluntary employee contributions. The plan also includes a 401(k) provision, allowing for Company matching contributions.

The Company also maintains an Incentive Compensation Plan which provides for both quarterly incentive payouts to all employees and annual incentive payouts to certain management personnel if pre-determined goals, approved by the Board of Directors, are exceeded. For the six months ended February 28, 1995 and 1994, the total amounts expensed under the incentive plan were $445,000 and $1,150,000, respectively.


NOTE 6.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

     The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 318,000 options are issued and outstanding as of February 28, 1995 having an average exercise price of $4.40. On January 10, 1995, the Board of Directors authorized an additional 250,000 shares for inclusion in the Plan, subject to shareholder approval. There were 284,000 shares available for issuance as of February 28, 1995.

     The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 284,000 shares remain authorized for distribution under the Plan as of February 28, 1995.

     EA maintains the 1993 Non-Employee Director Stock Option Plan which provides for the granting of nonqualified stock options to its four non-employee directors. The average exercise price of the 36,000 options, which were outstanding as of February 28, 1995 was $2.44, the fair market value at the date of grant. A total of 31,500 options remain reserved for the 1993 Director Stock Option Plan as of February 28, 1995.

     On October 19, 1994, EA adopted the 1995 Non-Employee Director Stock Option Plan which provided for the automatic annual grant of 1,000 nonqualified stock options to its non-employee directors on the date of each Annual Meeting. The average exercise price of the 4,000 options which were outstanding on February 28, 1995 was $6.125, the fair market value at the date of grant. A total of 36,000 options remain for the 1995 Director Stock Option Plan as of February 28, 1995.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's results of operations are significantly affected by the timing of the award of contracts, the timing of performance on contracts, and the extent to which the Company's employees are performing billable tasks as opposed to engaging in preparing bid proposals and other required non-billable activities. Due to these factors, the results of operations for interim periods are not necessarily indicative of the results of operations for longer periods and interim period comparisons may not be as meaningful as comparisons over longer periods.


THREE MONTHS ENDED FEBRUARY 28, 1995

     Net revenue for the three months ended February 28, 1995 was $16,735,800, an increase of 16.6% from $14,349,500 for the same period in 1994. The increase was attributable to higher contract volume associated with several of the Company's environmental service areas, most notably increases in hazardous waste management, particularly in support of Department of Defense activities.

     Direct salaries and other operating costs increased to $13,605,800 from $11,727,800, representing 81.3% and 81.7% as a percentage of net revenue for the three months ended February 28, 1995 and 1994, respectively. As a percentage of net revenue, the decrease was attributable to a decrease in incentive compensation expense and staff utilization efficiencies, offset by increased computer related costs.

     Selling, general, and administrative costs increased to $2,196,200 from $2,085,800, but decreased to 13.1% and 14.5% of net revenue, respectively. The increase in costs was related to additional costs associated with expanded marketing and proposal activities, and information resources enhancements. These increases were partially offset by decreases in incentive compensation.

     As a result of the above factors, income from operations for the three months ended February 28, 1995 and 1994 increased to $933,800 from $535,900. Interest expense, net, increased $38,300 for the three months ended February 28, 1995, compared to the prior year. The net increase in interest expense is primarily the result of an increase in interest rates.

     The provision for income taxes was $835,400 and $475,800 for the three months ended February 28, 1995 and 1994, respectively, representing effective rates of 40% for both years.

     Net income was $501,200 for the three months ended February 28, 1995, compared to $285,500 for the three months ended February 28, 1994.

SIX MONTHS ENDED FEBRUARY 28, 1995

   Net revenue for the six months ended February 28, 1995 was $34,694,300, an increase of 14.0% from $30,421,900 for the same period in 1994. The increase was attributable to higher contract volume associated with several of the Company's environmental service areas, most notably increases in hazardous waste management, particularly in support of Department of Defense activities.

   Direct salaries and other operating costs increased to $28,140,000 from $24,777,700, representing 81.1% and 81.4% as a percentage of net revenue for the six months ended February 28, 1995 and 1994, respectively. As a percentage of net revenue, the decrease was attributable to efficiencies obtained in the utilization of facilities and field equipment, a decrease in accrued incentive compensation expense, partially offset by additional expenditures made in information service capabilities.

   Selling, general and administrative costs increased to $4,312,800 from $4,237,300, and decreased to 12.4% from 13.9% of net revenue, respectively. The increase in costs was related to expanded marketing, proposal, and information resource enhancements.

     As a result of the above factors, income from operations for the six months ended February 28, 1995 and 1994 increased to $2,241,500 from $1,406,900. Interest expense, net, increased $84,400 for the six months ended February 28, 1995, compared to the prior year. The net increase in interest expense is primarily the result of an increase in interest rates.

     The provision for income taxes was $814,400 and $514,200 for the six months ended February 28, 1995 and 1994, respectively, representing effective rates of 40% for both years.

     Net income was $1,221,400 for the six months ended February 28, 1995 compared to $771,400 for the six months ended February 28, 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents (cash) decreased by $1,351,000 for the six months ended February 28, 1995. The decrease principally resulted from increases in costs and estimated earnings in excess of billings on uncompleted contracts, decreases in accounts payable and accrued expenses, payments on long-term debt, income tax payments, and the purchase of property and equipment. This decrease was partially offset by net income, depreciation and amortization, decreases in accounts receivable, and proceeds from issuance of common stock.

     The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $643,600 and $396,500 for the six months ended February 28, 1995 and 1994, respectively.

     At February 28, 1995, the Company had outstanding long-term debt, including current portion, of $5,214,800 decreased by repayments of $423,300 from the August 31, 1994 balance of $5,638,100. The Company had no borrowings under its revolving line of credit at February 28, 1995, consistent with August 31, 1994.

     The Company's existing funds, cash from operations, and the available portion of its $12,500,000 credit arrangement are expected to be sufficient to meet the Company's present cash needs. Also, as part of its banking arrangements, the Company has a $2,000,000 available line of credit for equipment financing. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. The Company also believes it has the ability to raise capital through public or private placement of debt and will pursue such options as the need arises to expand business services, facilities, or acquire equipment in conjunction with a review of the most cost effective means for the Company and its stockholders.

     While the Company believes that there is sufficient market demand to absorb the additional contracting capacity resulting from its continued expansion, there can be no assurance that this demand will exist or continue. Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


                          PART II - OTHER INFORMATION



Item 6

(a)    Exhibits

       EXHIBIT 1    Schedule of Weighted Average Shares Outstanding

       EXHIBIT 27   Financial Data Schedule


(b)    Reports on Form 8-K

       None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      EA Engineering, Science, and
                                                      Technology, Inc. & Subsidiaries
                                                      -------------------------------
                                                           (Registrant)





            April 11, 1995                      By:       /s/ Edward V. Lower
- - ------------------------------------                  -----------------------------------
                                                                 (Signature)


                                                             Edward V. Lower
                                                      ----------------------------------


                                                             President and
                                                             Chief Operating Officer
                                                      -------------------------------------
                                                                   (Title)



             April 11, 1995                     By:       /s/ Joseph A. Spadaro
- - ---------------------------------------               -------------------------------------
                                                                 (Signature)


                                                           Joseph A. Spadaro
                                                      -------------------------------------


                                                         Executive Vice President,
                                                         Chief Financial Officer
                                                      -------------------------------------
                                                             (Title)