Form 10-Q
period 1995-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1995-07-14
CIK 802492

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended:  May 31, 1995  Commission File No. 0-15587
                           --------------                    ---------


                EA Engineering, Science, and Technology, Inc.
               -----------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                          52-0991911
          ----------                                         ------------
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification No.)


         11019 McCormick Road, Hunt Valley, Maryland           21031
        -------------------------------------------------------------
       (Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number including area code (410) 584-7000
                                                  ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT JULY 14, 1995                  6,080,171
                                                    -----------


Page 1 of 15

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

   Consolidated Balance Sheets - Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
   Consolidated Balance Sheets - Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . . .   5
   Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
   Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
   Management's Discussion and Analysis of Financial Condition
        and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  May 31,       August 31,
                                                                   1995           1994
                                                                ----------      ----------
CURRENT ASSETS:

  Cash and cash equivalents........................              $ 1,504,200     $ 3,988,500
  Accounts receivable, net.........................               12,171,000      12,143,800
  Costs and estimated earnings in excess of
    billings on uncompleted contracts..............               13,606,000       7,987,400
  Prepaid expenses and other.......................                2,213,600       1,797,400
                                                                 -----------     -----------

    Total Current Assets...........................               29,494,800      25,917,100
                                                                 -----------     -----------

PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment................               14,301,100      13,494,200
  Leasehold improvements...........................                3,627,100       3,541,100
                                                                 -----------     -----------

                                                                  17,928,200      17,035,300

  Less-Accumulated depreciation and amortization...              (13,860,000)    (12,669,100)
                                                                 -----------     -----------

    Net Property and Equipment.....................                4,068,200       4,366,200
                                                                 -----------     -----------

OTHER ASSETS.......................................                1,227,400       1,291,600
                                                                 -----------     -----------

  Total Assets.....................................              $34,790,400     $31,574,900
                                                                 ===========     ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   May 31,        August 31,
                                                                    1995            1994
                                                                 ----------      ----------
CURRENT LIABILITIES:

  Accounts payable.................................              $ 4,925,400     $ 4,047,800
  Accrued expenses.................................                  810,600         944,400
  Accrued salaries, wages and benefits.............                4,248,600       4,718,100
  Income taxes payable.............................                  231,400          47,800
  Current portion of long-term debt................                  779,000         839,900
  Billings in excess of costs and estimated
    earnings on uncompleted contracts..............                1,144,900       1,002,200
                                                                 -----------     -----------
    Total Current Liabilities......................               12,139,900      11,600,200
                                                                 -----------     -----------

LONG-TERM DEBT, net of current portion.............                4,224,100       4,798,200
                                                                 -----------     -----------

    Total Liabilities                                             16,364,000      16,398,400
                                                                 -----------     -----------


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 6,065,600 and 5,772,000 shares
    issued and outstanding.........................                   60,700          57,700
  Preferred stock, $.01 par value; 8,000,000 shares
    authorized; none issued........................                    --               --
  Capital in excess of par value...................                9,799,900       9,066,100
  Retained earnings................................                8,565,800       6,052,700
                                                                 -----------     -----------

    Total Stockholders' Equity.....................               18,426,400      15,176,500
                                                                 -----------     -----------

      Total Liabilities and Stockholders' Equity...              $34,790,400     $31,574,900
                                                                 ===========     ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended
                                                                         May 31,
                                                                  ----------------------
                                                                     1995           1994
                                                                  -----------    -----------
Total revenue......................................              $23,427,100     $18,425,300
Less - Subcontractor costs.........................               (4,901,400)     (2,377,900)
                                                                 -----------     -----------
  Net revenue......................................               18,525,700      16,047,400
                                                                 -----------     -----------
Operating expenses:
  Direct salaries and other operating..............               14,807,100      13,058,000
  Selling, general and administrative..............                2,521,800       2,193,400
                                                                 -----------     -----------
  Total operating expenses.........................               17,328,900      15,251,400
                                                                 -----------     -----------
Income from operations.............................                1,196,800         796,000
Interest expense, net..............................                 (104,100)        (70,500)
                                                                 -----------     -----------
Income before income taxes.........................                1,092,700         725,500
Provision for income taxes.........................                  437,100         290,200
                                                                 -----------     -----------
Net income.........................................                  655,600     $   435,300
                                                                 ===========     ===========
Net income per share...............................                     $.11           $0.07
                                                                        ====           =====
Weighted average shares outstanding................                6,186,300       6,132,000
                                                                 ===========       =========

                                                                    Nine Months Ended
                                                                         May 31,
                                                                 ----------------------
                                                                    1995           1994
                                                                 -----------   -----------
Total revenue......................................              $67,387,300     $55,989,400
Less - Subcontractor costs.........................              (14,167,300)     (9,520,100)
                                                                 -----------     -----------
  Net revenue......................................               53,220,000      46,469,300
                                                                 -----------     -----------
Operating expenses:
  Direct salaries and other operating..............               42,947,100      37,835,700
  Selling, general and administrative..............                6,834,600       6,430,700
                                                                 -----------     -----------
  Total operating expenses......................                  49,781,700      44,266,400
                                                                 -----------     -----------
Income from operations.............................                3,438,300       2,202,900
Interest expense, net..............................                 (309,800)       (191,800)
                                                                 -----------     -----------
Income before income taxes.........................                3,128,500       2,011,100
Provision for income taxes.........................                1,251,500         804,400
                                                                 -----------     -----------
Net income.........................................              $ 1,877,000     $ 1,206,700
                                                                 ===========     ===========
Net income per share...............................                     $.30           $0.20
                                                                        ====           =====
Weighted average shares outstanding................                6,164,800       6,092,300
                                                                 ===========       =========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                            May 31,
                                                                  -------------------------
                                                                     1995            1994
                                                                  -----------    -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
  Net income.......................................              $ 1,877,000     $ 1,206,700
  Noncash expenses included in net income -
     Depreciation and amortization.................                1,236,700       1,093,200
     Provision for income taxes....................                  851,300         595,000
  Net (increase) decrease in noncash assets -
     Accounts receivable, net......................                  (27,200)     (1,145,900)
     Costs and estimated earnings in excess of
       billings on uncompleted contracts...........               (5,618,600)       (318,800)
     Prepaid expenses and other....................                  284,500        (417,200)
  Net increase (decrease) in nondebt liabilities -
     Accounts payable and accrued expenses.........                  274,300      (1,817,400)
     Refunds of income taxes.......................                   13,400           2,200
     Payments of income taxes......................                 (681,200)     (1,016,000)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts...........                  142,700         293,900
                                                                 -----------     -----------

     Net cash flows used for operating activities..               (1,647,100)     (1,524,300)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Issuance of long-term debt.......................                      --          725,000
  Payments of long-term debt......................                  (635,000)       (514,200)
  Proceeds from issuance of common stock...........                  736,500         402,100
                                                                 -----------     -----------

     Net cash flows from financing activities......                  101,500         612,900
                                                                 -----------     -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of equipment, net.......................                 (938,700)     (1,285,300)
                                                                 -----------     -----------

    Net cash flows used for investing activities...                 (938,700)     (1,285,300)
                                                                 -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........              (2,484,300)     (2,196,700)
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, beginning of period......               3,988,500       4,049,600
                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period............             $ 1,504,200     $ 1,852,900
                                                                 ===========     ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1995 AND 1994


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation--

  The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA) and its wholly-owned subsidiaries EA Financial, Inc., EA Global, Inc., and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. (EA de Mexico). The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition--

  The Company is a multidisciplinary environmental services and consulting engineering organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price and cost plus fixed fee contracts which vary in length from one month to ten years.

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

Major Clients--

  For the nine months ended May 31, 1995 and 1994, various agencies of the federal government provided 66% and 58% of net revenue, and as of May 31, 1995 accounted for approximately 65% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Segment Information--

  The Company operates within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Supplemental Disclosures of Cash Flow Information--

  Cash paid during the nine months ended May 31, 1995 and 1994 for interest was
$376,100 and  $289,900, respectively.   Retirements of property and equipment
for the same periods were $45,800 and $157,200, respectively.

  Short-term borrowings information for the nine months ended May 31, 1995 and 1994 is as follows:


                                                                     Nine Months Ended
                                                                           May 31,
                                                                    -----------------------
                                                                     1995             1994
                                                                    ------            -----
Balance as of end of period.......................                $     --         $     --
Maximum amount outstanding during the period......                 2,462,900         860,500
Average outstanding month-end balance during
   the period.....................................                   175,200             --
Weighted average interest rate during the period..                       9.0%            6.3%
Interest rate at the end of period................                       9.0%            6.3%


  The Company's debt agreements require that the Company maintain certain financial ratios.

Note 3.  BANK FINANCING ARRANGEMENTS:

  The Company renegotiated its revolving line of credit arrangement with a commercial bank in May 1994. The borrowing facility consists of a revolving line of credit for up to $9,500,000 and a $3,000,000 long-term note payable with interest only payments due quarterly and principal due on expiration of the agreement. Borrowings under the arrangement are unsecured. Interest is charged at either the bank's prime rate or LIBOR plus 150 basis points, at the Company's election on a quarterly basis. The interest rate is subject to quarterly modifications based on certain financial ratios, with a maximum rate of 25 basis points above the bank's prime or LIBOR plus 240 basis points. This arrangement expires on January 31, 1997. However, the Company's short-term borrowings are due on the earlier of the bank's demand or expiration of the agreement. If the Company's total borrowings fall below $3,000,000 at any time, the bank invests the excess in interest bearing overnight funds.


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

  The Company also maintains an Incentive Compensation Plan which provides for both quarterly incentive payouts to all employees and annual incentive payouts to certain management personnel if pre-determined goals, approved by the Board of Directors, are exceeded. For the nine months ended May 31, 1995 and 1994, the total amounts expensed under the incentive plan were $670,000 and $900,000, respectively.


Note 6.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

  The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 317,997 options are issued and outstanding as of May 31, 1995 having an average exercise price of $4.41. On January 10, 1995, the Board of Directors authorized an additional 250,000 shares for inclusion in the Plan, subject to shareholder approval. There were 282,340 shares available for issuance as of May 31, 1995.

  The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares monthly through payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 271,768 shares remain authorized for distribution under the Plan as of May 31, 1995.

  EA maintains the 1993 Non-Employee Director Stock Option Plan which provides for the granting of nonqualified stock options to its four non-employee directors. The average exercise price of the 36,000 options, which were outstanding as of May 31, 1995 was $2.45, the fair market value at the date of grant. A total of 11,500 options remain authorized for the 1993 Director Stock Option Plan as of May 31, 1995.

  On October 19, 1994, EA adopted the 1995 Non-Employee Director Stock Option Plan which provided for the automatic annual grant of 1,000 nonqualified stock options to its non-employee directors on the date of each Annual Meeting. The average exercise price of the 4,000 options which were outstanding on May 31, 1995 was $6.13, the fair market value at the date of grant. A total of 11,500 options remain authorized for the 1995 Director Stock Option Plan as of May 31, 1995.

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


Three Months Ended May 31, 1995

  Net revenue for the three months ended May 31, 1995 was $18,525,700, an increase of 15.4% from $16,047,400 for the same period in 1994. The increase was attributable to higher contract volume associated with several of the Company's environmental service areas, most notably increases in hazardous waste management, particularly in support of Department of Defense activities. Additionally, the 106.1% increase in subcontractor costs contributed to the increase in net revenue as some contracts allow recovery of General and Administrative expenses and fees on subcontracted work.

  Direct salaries and other operating costs increased to $14,807,100 from $13,058,000, representing 79.9% and 81.4% of net revenue for the three months ended May 31, 1995 and 1994, respectively. As a percentage of net revenue, the decrease was attributable to a decrease in incentive compensation expense and staff utilization efficiencies, offset by increased information systems related costs and staff increases to manage federal programs, including contracts and procurement.

  Selling, general, and administrative costs increased to $2,521,800 from $2,193,400, but remained relatively flat at 13.6% and 13.7% of net revenue, respectively. The increase in costs was related to additional costs associated with expanded international marketing and proposal activities. These increases were partially offset by decreases in incentive compensation.

  As a result of the above factors, income from operations for the three months ended May 31, 1995 and 1994 increased 50.4% to $1,196,800 from $796,000 representing 6.5% and 5.0% of net revenue. Interest expense, net, increased $33,600 for the three months ended May 31, 1995, compared to the prior year. The net increase in interest expense is primarily the result of an increase in interest rates and slightly increased borrowings to fund federal subcontracting payment requirements on certain contracts.

  The provision for income taxes was $437,100 and $290,200 for the three months ended May 31, 1995 and 1994, respectively, representing effective rates of 40% for both years.

  Net income was $655,600 for the three months ended May 31, 1995, compared to $435,300 for the three months ended May 31, 1994.


Nine Months Ended May 31, 1995

  Net revenue for the nine months ended May 31, 1995 was $53,220,000, an increase of 14.5% from $46,469,300 for the same period in 1994. The increase was attributable to higher contract volume associated with several of the Company's environmental service areas, most notably increases in hazardous waste management, particularly in support of Department of Defense activities. Additionally, the 48.8% increase in subcontractor costs contributed to the increase in net revenue as some contracts allow recovery of general and administrative expenses and fees on subcontracted work.

   Direct salaries and other operating costs increased to $42,947,100 from $37,835,700, representing 80.7% and 81.4% of net revenue for the nine months ended May 31, 1995 and 1994, respectively. As a percentage of net revenue, the decrease was attributable to efficiencies obtained in the utilization of staff, facilities, and field equipment, and a decrease in accrued incentive compensation expense, partially offset by additional expenditures made in information systems capabilities.

   Selling, general and administrative costs increased to $6,834,600 from $6,430,700, and decreased to 12.8% from 13.8% of net revenue, respectively. The increase in costs was related to expanded international marketing and proposal activities, offset in part by a decrease in incentive compensation.

  As a result of the above factors, income from operations for the nine months ended May 31, 1995 and 1994 increased 56.1% to $3,438,300 from $2,202,900 representing 6.5% and 4.7% of net revenue. Interest expense, net, increased $118,000 for the nine months ended May 31, 1995, compared to the prior year. The net increase in interest expense is primarily the result of an increase in interest rates and slightly increased borrowings to fund federal subcontracting payment requirements on certain contracts.

  The provision for income taxes was $1,251,500 and $804,400 for the nine months ended May 31, 1995 and 1994, respectively, representing effective rates of 40% for both years.

  Net income was $1,877,000 for the nine months ended May 31, 1995 compared to $1,206,700 for the nine months ended May 31, 1994.


Liquidity and Capital Resources

  Cash and cash equivalents (cash) decreased by $2,484,300 for the nine months ended May 31, 1995. The decrease principally resulted from increases in costs and estimated earnings in excess of billings on uncompleted contracts, payments on long-term debt, income tax payments, and the purchase of equipment. This decrease was partially offset by net income, depreciation and amortization, and proceeds from issuance of common stock.

  The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $938,700 and $1,285,300 for the nine months ended May 31, 1995 and 1994, respectively.

  At May 31, 1995, the Company had outstanding long-term debt, including current portion, of $5,003,100 decreased by repayments of $635,000 from the August 31, 1994 balance of $5,638,100. The Company had no borrowings under its revolving line of credit at May 31, 1995, consistent with August 31, 1994.

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


                          PART II - OTHER INFORMATION



Item 6

(a)
    Exhibits

    Exhibit 1  - Schedule of Weighted Average Shares Outstanding

    Exhibit 27  - Financial Data Schedule

(b)
    Reports on Form 8-K

    None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EA Engineering, Science, and
                                         Technology, Inc. & Subsidiaries
                                         -------------------------------
                                            (Registrant)




  July 14, 1995                     By:       /s/ Edward V. Lower
- -----------------                        -----------------------------------
                                                    (Signature)


                                                Edward V. Lower
                                         -----------------------------------


                                                President and
                                                Chief Operating Officer
                                         -----------------------------------
                                                     (Title)


  July 14, 1995                     By:     /s/ Joseph A. Spadaro
- -----------------                        -----------------------------------
                                                 (Signature)


                                              Joseph A. Spadaro
                                         -----------------------------------


                                              Executive Vice President,
                                              Chief Financial Officer
                                         -----------------------------------
                                                     (Title)

                                EXHIBIT INDEX


    Exhibit
    Number                         Exhibit
    -------                        -------

    Exhibit 1  - Schedule of Weighted Average Shares Outstanding

    Exhibit 27  - Financial Data Schedule