Form 10-K
period 1995-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1995-11-29
CIK 802492

Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 1995       Commission File Number 0-15587

                 EA Engineering, Science, and Technology, Inc.
             (Exact Name of registrant as specified in its charter)

            Delaware                             52-0991911
    -----------------------------        -------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

  11019 McCormick Road, Hunt Valley, MD                21031
  -----------------------------------------          --------

(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (410) 584-7000
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                    NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $.01 per share
                   ----------------------------------------

                              (Title of class)


   Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)   No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of November 1, 1995, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $11,800,000 based on the closing price of the Common Stock as provided by the National Association of Securities Dealers through NASDAQ on November 1, 1995.

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

             Class                    Outstanding at November 1, 1995
 --------------------------------   ---------------------------------------

  Common Stock, par value $.01                6,097,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

  1. Annual Report to Stockholders for the year ended August 31, 1995, portions of which are incorporated by reference in Part II of this Report.

  2. Proxy Statement for the Annual Meeting of Stockholders scheduled for January 10, 1996, portions of which are incorporated by reference in Part III of this Report.

               EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                                 FORM 10-K
                             TABLE OF CONTENTS

Item                                                        Page

                                   PART I

  1      Business                                             1
  2      Properties                                           8
  3      Legal Proceedings                                    8
  4      Submission of Matters to a Vote of Shareholders      8

                                  PART II
  5      Market for the Registrant's Common Stock and Related
           Shareholder Matters                                9
  6      Selected Financial Data                             10
  7      Management's Discussion and Analysis of
           Financial Condition and Results of Operations     11
  8      Financial Statements and Supplementary Data         15
  9      Disagreements on Accounting and Financial
           Disclosure                                        28

                                  PART III
 10      Directors and Executive Officers of the Registrant  29
 11      Executive Compensation                              29
 12      Security Ownership of Certain Beneficial Owners
           and Management                                    29
 13      Certain Relationships and Related Transactions      29

                                  PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                               30
         Signatures                                          34
         Exhibit Index                                       35

                                   PART I

ITEM 1.   BUSINESS

General

EA Engineering, Science, and Technology, Inc. is a multidisciplinary environmental services organization. Through its nationally oriented business service areas, the Company offers a wide range of consulting, engineering, analytical, and remediation capabilities to characterize and resolve existing and potential threats to the environment and to human health and safety. The Company provides its services to private sector and government clients from 23 offices located across the nation.

As of August 31, 1995, the Company's organizational structure consisted of the parent company, EA Engineering, Science, and Technology, Inc. ("EA") and its wholly-owned subsidiary, EA Financial, Inc., and its wholly-owned subsidiaries, EA Global, Inc. and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. The entities are collectively referred to herein as the "Company." EA Remediation Technologies, Inc., formerly a wholly-owned subsidiary, was merged into EA during fiscal 1995.

The Company was founded in 1973 and initially was engaged in environmental assessment and permitting related to power plant siting and expansion. During the past decade, the Company has expanded its primary service areas to include Risk Assessment and Management, Resource Management, Air and Water Quality Management, Strategic Environmental Management, Analytical Services, Site Investigations, Engineering Design, and Remediation Services.

To address the multifaceted nature of most environmental problems, the Company's services normally are performed by a team of engineers and scientists and include onsite collection of water, soil and air samples, onsite monitoring and measurement of discharges and emissions, analysis of samples in the Company's laboratories or in its mobile testing units, evaluation of environmental or human health risks, development and engineering design of a system or facility for monitoring, controlling, or eliminating environmental problems, implementation of remedial actions, and preparation of reports for client and regulatory agencies.

As a result of its growth strategy, the Company now offers clients a single source for identifying and solving environmental problems, from assessment and analysis, through engineering and design of solutions, to remediation management.

During fiscal 1995, the Company's percentage of net revenue, net backlog, and proposal opportunities from the federal government continued to be a significant portion of the Company's work. The high level of federal government work was the result of the Company's previous performance, pricing, and marketing and sales efforts over the past several years directed at federal government environmental opportunities, primarily within the agencies of the Department of Defense (DOD). Under the terms of these agreements, the Company contracts to perform various services that are funded by the client throughout the term of the contract. The timing and amount of the funding are authorized by the client on a task order basis depending on the needs of the client. Some of these awards included a higher level of teaming as both the prime or a subcontractor with companies who were competitors and/or provided complementary strengths (location, staff, specialized skills or experience) to the proposal team. The Company expects its portion of federal government work to increase again in the next fiscal year and its private sector work to increase modestly as general economic conditions improve.

The Company's proposal strategy has consistently utilized a teaming approach, where necessary, to provide the appropriate levels of professional skills and capabilities (location, staff, and specializedskills or experience). The Company acts as the prime contractor or a subcontractor depending on the specific requirements of the proposal and the availability of teaming companies. As a result of the increasing opportunities with larger and longer term contracts, particularly within the federal government area, certain contract awards and current proposals include a higher level of teaming with companies who are competitors and/or who provide complementary strengths. Prior to fiscal 1995, subcontractor levels have approximated 15 to 18% of total revenue. Fiscal 1995 subcontractors represented almost 22% of net revenue, reflecting increased use of teaming partners. Current backlog includes subcontractor amounts that, if fully authorized, could include subcontractor levels on specific contracts of approximately 35% to 50%. In cases where the Company acts as the prime contractor, it generally is able to add its administrative costs and fee to the subcontracted costs. Management believes that the increasing levels of teaming for certain larger contracts provide additional opportunities for future growth. However, the increased level of subcontracting may increase the potential risk for timely and quality performance by team members.

During fiscal 1995, EA incorporated EA Engineering, Science and Technology, de Mexico, S.A. de C.V. (EA de Mexico) in order for the company to submit proposals and operate its environmental business in Mexico. To date, neither EA nor EA de Mexico has received any contracts in Mexico. EA de Mexico is a wholly owned subsidiary of EA Financial, Inc.

Additionally, EA incorporated EA Global, Inc., a Delaware corporation in order for the Company to submit proposals and operate its environmental business in countries other than the United States and Mexico. To date, EA Global has received only nominal contracts. EA Global is a wholly-owned subsidiary of EA Financial, Inc.

SERVICES

The Company's primary service areas are Risk Assessment and Management, Resource Management, Air and Water Quality Management, Strategic Environmental Management, Analytical Services, Site Investigations, Engineering Design, and Remediation Services. The multi-faceted nature of most environmental problems, however, requires a cross-section of professionals to provide an integrated solution, and strict classification by service area is not practical for most of the Company's projects. In providing its services, the Company has developed certain remedial and analytical technologies and processes for the mitigation and control of environmental damage and risks. In addition, the Company assists clients in responding to issues raised by regulatory agencies and community groups. All of the service areas are part of the vertically integrated capabilities that the Company may offer its clients.

The Company's services normally are performed by a team of scientists and engineers and include a combination of the following:

  (bullet) Consultation to determine the nature and scope of a potential environmental problem.
  (bullet) On-site collection of samples.
  (bullet) On-site monitoring and measurement of discharges and emissions. (bullet) Analysis of samples in the Company's laboratories or in its mobile testing units.
  (bullet) Evaluation of environmental or human health risks.
  (bullet) Development and engineering design of a system or facility for monitoring, controlling, or eliminating the problem.
  (bullet) Preparation of reports for regulatory agencies.
  (bullet) Participation in public and regulatory hearings.

  (bullet) Engineering certification of design specifications.
  (bullet) Implementation of remedial action.

The Company's contracts are generally undertaken on a time and material, fixed price, or cost plus fixed fee basis. Fixed price contracts and certain time and material and cost plus contracts with upset limits require the Company to bear the risk of cost overruns. Most of the Company's contracts provide that the client may at any time cancel any portion of the work not yet performed.

The following table reflects the approximate percentage of net revenue derived by contract type in each of the three years in the period ended August 31, 1995:

                                      Year Ended August 31,
                                      1995     1994    1993

               Time and materials       47%      46%     46%
               Fixed price              26       32      35
               Cost plus fixed fee      27       22      19

                                       100%     100%    100%

During fiscal 1995, the volume of the Company's work from federal government agencies increased slightly. Much of this increase in governmental work was in cost plus fixed fee type contracts.

In general, the Company's contracts vary in length from one month to five years and require performance of a particular project within the contractually specified time frame. Although the Company holds certain federal contracts with options for longer durations, most of these contracts require exercise of annual renewals by the client. A substantial portion of the Company's contracts represent the provision of separate services required from time to time by ongoing clients.

CLIENTS

During fiscal 1995, the Company provided services to more than 460 industrial, utility, and government clients involving more than 1,600 projects in the private sector and 470 projects in the federal government sector. Although more private sector projects were performed, the portion of net revenue provided by the federal government was 64%, 61%, and 45% for the fiscal year 1995, 1994, and 1993, respectively. This is primarily due to EA's success in acquiring more and larger federal government sector contracts. Although a significant portion of net revenue was derived from agencies of the federal government, the Company's services are performed for many regions, departments, or agencies that are organized and operated in a decentralized fashion, thereby reducing the probability of a loss of a particular federal client's projects in their entirety. Therefore, in management's opinion, the loss of any one of the Company's clients within its major revenue generating sector would not have a material effect on operations or profitability.

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 1995:

                                            Year Ended August 31,
                                             1995  1994   1993
  Federal government                          64%   61%    45%
  Industrial and other private sector         23    20     32
  Utilities                                    7    10     13
  State and local government                   6     9     10

                                             100%  100%   100%



SALES AND MARKETING

During fiscal 1995, the Company maintained its centrally coordinated business development efforts to provide greater synergy among the business units, as well as to position the Company for earlier opportunity identification and proactive response. The focus within business development was to maximize positive, direct interaction with clients and to facilitate successful assessment of and response to real-time marketplace requirements. Business development efforts continue at a high level with the Department of Defense, with significant resources directed at diversifying the Company's public sector client base by securing additional work with non-DOD government agencies. Efforts in the private sector have also continued, with significant attention directed at establishing long-term relationships and obtaining basic ordering agreements with Fortune 500 clients. These efforts to diversify EA's client base are directed to provide the platform for greater stability and continued growth, even in difficult economic times and through periods of changing government administration and policy.

At the end of fiscal 1995, the Company redirected its private sector business development to align it more closely with the primary service areas. As in previous years, marketing efforts continue to be performed by senior professional personnel at the Company's headquarters and in each of its regional offices. The Company also conducts seminars and workshops on specific environmental problems for government, industry, and community groups. Historically, existing clients have been a significant source of referrals. The Company believes that participation by professional staff members as expert witnesses in environmental hearings and litigation results in additional referrals. Government business development will continue to be performed as a centrally-managed national function.

BACKLOG

At August 31, 1995, the Company's total contract backlog was approximately $67 million which is approximately 18% higher than contract backlog of $57 million at August 31, 1994. The Company's net contract backlog (total less estimated subcontractor costs) was approximately $53 million at the end of fiscal 1995 compared to approximately $46 million at the end of fiscal 1994. The Company expects that approximately 70% of this backlog will be completed in fiscal 1996. Included in the Company's total contract backlog attributable to federal government contracts as of August 31, 1995 was $44 million ($32 million, net) compared to $37 million ($28 million, net) a year earlier.

In addition to this contract backlog, at August 31, 1995, the Company held indefinite delivery/indefinite quantity type contracts from various clients, principally governmental agencies for up to $394 million

($228 million, net) compared to $448 million ($258 million, net) in 1994. The Company includes only work authorized under these contracts in its contract backlog.

There can be no assurance, however, that work under any of these contracts will be authorized or that work once authorized will not be cancelled. Generally, these contracts provide for a fixed percentage of profit based on estimated costs. In the event of cancellation, the Company is entitled to recover its incurred costs and associated profit. Terminations and cancellations of government contracts have not been material in the past. The level of backlog may fluctuate during each year, and accordingly, the backlog at any point in time does not necessarily reflect near-term anticipated operating results.

The Company also provides services on major long-term private sector contracts under continuing service agreements that provide for work on a task basis. Upon receipt of related authorizations the work is included in contract backlog. Because such specific authorizations are generally for periods considerably shorter than the duration of the period the Company expects to perform services for a particular client, management believes that its backlog figures are not necessarily indicative of its future revenues.

EMPLOYEES

At August 31, 1995, the Company had approximately 840 full time employees compared to approximately 680 full time employees at August 31, 1994. The increase in staff results from hirings necessary to meet the demands of clients, particularly those in the federal sector. Approximately 72% of these employees are engaged primarily in performing scientific, engineering, and remediation services. The remainder of the employees are engaged primarily in executive, administrative, and other support activities. The Company also hires part-time or temporary personnel to meet seasonal needs or the requirements of a particular contract. The Company's professional staff includes professional engineers, biologists, chemists, geologists, hydrologists, industrial hygienists, public health scientists, and computer scientists.

None of the Company's employees are represented by a union. The Company considers its relations with employees to be good.

COMPETITION

The environmental engineering and consulting market is becoming more highly competitive and requires skilled and experienced professional, technical, and management personnel, as well as sophisticated equipment representing a substantial capital investment. The principal competitive factors are pricing, reputation, quality of service, expertise, and local presence. The Company believes that its favorable competitive factors are its multidisciplinary capabilities, its reputation for quality of services, its certifications to provide analytical and consulting services to a broad constituency, and its geographical dispersion. In each national business, the Company competes with engineering and consulting firms which are both larger and smaller than the Company, although the Company believes that no one firm currently dominates a significant portion of any of the service areas.

It has become commonplace within the industry that in certain circumstances, primarily large DOD opportunities, EA joins a team of competitors to submit proposals (either as the prime contractor or a subcontractor) as noted in the "General" section of this item.

The Company believes that it is one of a limited number of companies that offer a wide range of integrated services for solving complex environmental and health risk problems. Some of these companies are larger and have greater financial resources than the Company.

LICENSING AND CERTIFICATION

The Company's analytical laboratory provides Special Analytical Services for the U.S. Environmental Protection Agency ("EPA") under the Contract Laboratory Program, which requires performance of these chemistry services according to the EPA methods and standards. The laboratory has also been validated to perform analyses for the U.S. Navy, the U.S. Air Force, U.S. Army Corps of Engineers (Missouri River Division), and U.S. Army Corps of Engineers (U.S. Army Environmental Agency). Regulatory authorities frequently will not accept analytical evidence of compliance unless the analysis has been performed by a laboratory with relevant certifications such as those described above.

The laboratory is also certified by 38 different states including Maryland, New Jersey, New York, and California, and maintains certain local permits and licenses. Applications for certification are pending approval in 2 other states. Additionally, the laboratory has been authorized to do work by the District of Columbia and 10 states that do not have formal certification programs. The laboratory has certifications and permits to operate in states and jurisdictions where the Company performs its services. To support all of these programs, the laboratory must be periodically audited by these regulatory agencies and is required to participate in a variety of performance evaluations such as those conducted by the EPA and U.S. Army Corps of Engineers.

The criteria necessary for obtaining and maintaining laboratory certifications and permits varies significantly by agency and by state.
Generally the criteria include:

  (bullet) Application for certification/permit
  (bullet) Request and initial review for compliance with comprehensive rules and regulations
  (bullet) Periodic verification of compliance through proficiency samples (bullet) Periodic onsite audits
  (bullet) Payment of annual fees

Historically, the laboratory has experienced no significant audit problems. While audits may result in certain "findings," these are usually procedural in nature and prompt changes or other adjustments are made to bring the Company into compliance with the auditor's request. The Company has been able to obtain and maintain its certifications and permits without break. However, if the Company is unable to obtain and maintain such participation and certifications, the operation of the laboratory and the Company's financial condition may be adversely affected. Management believes that the Company currently possesses the licenses or permits necessary to perform its engineering and consulting services.

REGULATORY MATTERS

Many environmental laws and regulations have been enacted by federal, state, and local governments in response to growing public concern over activities and substances deemed to have adverse effects on the environment and on human health and safety. As advances in analytical instrumentation have made detection of increasingly minute amounts of a substance possible, and as understanding of the often complex effects of substances on health and the environment has grown, such laws and regulations have become increasingly detailed and demanding. Compliance with these environmental laws and regulations by both private and public sector clients has been and will remain the primary force in creating demand for the Company's environmental, engineering, and analytical services.

The principal federal legislation affecting the Company's business in the toxic and hazardous materials management service area is the Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the management of existing and newly generated hazardous waste by imposing substantial obligations on generators to reduce, monitor and control such wastes from the time of generation through final disposal. The intent of RCRA is to regulate the management, treatment, and disposal of hazardous wastes by industrial and other waste generators. Amendments to RCRA have increased significantly the number of waste generators subject to its terms and have also regulated the identification and remediation of leaking underground storage tanks. The Company believes that responding to the needs of industry and other waste generators under RCRA will account for an increasing part of its business. Additional federal legislation affecting the Company's business in the toxic and hazardous materials management service area is the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA). This Act, often termed Superfund, along with its amendments and reauthorizations, addresses the uncontrolled releases from inactive or abandoned hazardous waste sites. Public sector, private sector, and DOD clients are all subject to the requirements of CERCLA for geologic, hydrologic, engineering, risk, and environmental evaluations. Response to CERCLA requirements has generated substantial investigative and engineering work for the Company. The Company expects an increased level of business in both the investigative and engineering aspects of CERCLA work and an increase in remediation activity as well.

Other federal legislation, such as the National Environmental Policy Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act, and the Clean Air Act Amendments, also strongly influence the Company's business. These legislative acts and the numerous amendments to them focus on the detection and monitoring of substances in the environment, the study and assessment of the effects of those substances and other activities on human health and the environment, and the development of effective regulatory compliance programs by industries, municipalities, and regulatory agencies.

INSURANCE

The Company maintains a full range of insurance coverage with professional errors and omissions liability insurance in the amount of $2 million, including pollution liability coverage in the same amount. There can be no assurance that the Company will not incur liability with respect to the professional services it renders or that such liability, if incurred, will not have a material adverse effect upon the Company. However, these insurance policies will provide limited protection and defense up to the stated amounts.

EA has endeavored to protect itself through contractual indemnification from clients when possible and by intensifying its existing quality control and assurance, and health and safety programs. Generally, indemnification is not available  under  the  Company's government  contracts.  The  Company's  quality
control and  assurance  program includes  a  control   function  to  establish
standards and procedures for performance and documentation of performance of project tasks, and an assurance function to audit the control function and to monitor compliance with procedures and quality standards. An additional objective of this program has been to establish practices and procedures to protect EA personnel from hazardous substances and situations through a company-wide occupational safety and health monitoring program.

EQUIPMENT

The Company owns substantially all of the analytical, computer, monitoring, testing and other equipment required to render its various consulting and testing services. Additionally, the Company leases certain computer, office furniture, and other equipment. Equipment and various other items which the Company purchases on behalf of clients are available from several suppliers and the Company is not dependent on any one supplier.

ENVIRONMENTAL AND OTHER CONSIDERATIONS

The Company does not believe that its compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on its capital expenditures, earnings, or competitive position.

ITEM 2.  PROPERTIES

The Company's headquarters, Mid-Atlantic regional offices and central laboratories are located in suburban Baltimore, in approximately 91,000 ft(2) of leased space. Leases for these facilities are with partnerships, whose partners include the Chairman of EA and certain members of his family.

  The Company's regional United States offices are located in:

Baltimore, Maryland        Atlanta, Georgia            Corpus Christi, Texas
Silver Spring, Maryland    Pensacola, Florida          Dallas, Texas
New Castle, Delaware       San Francisco, California   Houston, Texas
Newburgh, New York         Sacramento, California      San Antonio, Texas
Syracuse, New York         San Diego, California       Anchorage, Alaska
Newark, New Jersey         Seattle, Washington         Fairbanks, Alaska
Boston, Massachusetts      Chicago, Illinois           Honolulu, Hawaii
Charlotte, North Carolina  Lincoln, Nebraska


The Company leases the office, laboratory, and storage facilities for each regional office. Presently, the facilities are suitable, adequate, and are generally utilized to capacity.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

On October 31, 1986, EA common stock began public trading in the over-the-counter market under the symbol "EACO." The following table shows the high and low closing sales price reported on the NASDAQ National Market System adjusted to reflect EA's two 3-for-2 splits, each effected in the form of a 50% stock dividend issued on Febuary 23, 1994 and July 5, 1994. Such over-the-counter market quotations, however, reflect interdealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                         High          Low

  Fiscal 1994:  First Quarter            5.89          3.78
                Second Quarter           9.26          5.22
                Third Quarter           12.33          6.33
                Fourth Quarter          12.50          8.75

  Fiscal 1995:  First Quarter           10.25          6.75
                Second Quarter           8.75          5.50
                Third Quarter            7.25          5.25
                Fourth Quarter           6.00          4.00


On November 1, 1995, the closing price of the common stock as reported by NASDAQ was $4.13 per share. On that date, there were 1,157 holders of record.

To date the Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the periods indicated have been derived from the audited consolidated financial statements of the Company after effecting for the stock splits described in note (2). This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

                                               Year Ended August 31,
                                     1995      1994       1993       1992       1991
                                         (in thousands, except per share amounts)
Operations data:
 Total revenue                     $92,365    $76,873    $61,126    $52,915    $53,888
 Net revenue (1)                    72,471     63,748     52,941     45,411     45,817
 Income (loss) from operations       4,141      3,305      2,111     (2,058)       196
 Net income (loss)                   2,227      1,823      1,004     (1,876)      (300)
 Net income (loss) per share (2)     $0.36      $0.30      $0.17     $(0.34)    $(0.05)

Weighted average number of shares
  outstanding (2)                    6,171      6,089      5,888      5,542      5,528

Balance sheet data:
 Working capital                   $17,663    $14,317    $12,146    $ 8,041    $ 9,020
 Total assets                       36,368     31,575     28,471     28,990     33,241
 Short-term borrowings                  --         --         --      6,393      8,346
 Long-term debt                      4,033      4,798      5,034      2,483      2,866
 Stockholders' equity              $18,880    $15,177    $12,721    $11,542    $13,288


  (1)  Net revenue represents total revenue less subcontractor costs.

  (2) Results have been restated to reflect the two 3 for 2 stock splits, each effected in the form of a 50% stock dividend issued on Febuary 23, 1994 and July 5, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are significantly affected by the timing of the award of contracts, the timing of performance on contracts, and the extent to which the Company's employees are performing billable tasks as opposed to engaging in preparing contract proposals, bids, and other required non-billable activities. Results of operations may also be affected to the extent that the Company chooses not to reduce its professional staff during a period of reduced demand for its services. Due to these factors, quarterly results of operations are not necessarily indicative of the results of operations for longer periods.

The Company, in the course of providing its services, routinely subcontracts such services as drilling, certain laboratory analyses, and other specialized services. In addition, as described in the "General" section of Item 1, the use of teaming partners for the performance of services similar to those of the Company, is included in subcontracts. In accordance with industry practice and contract terms that generally provide for the recovery of overhead costs, these costs are passed directly through to clients and are included in total revenue. Because subcontractor costs and direct charges can change significantly from project to project, the change in total revenue is not necessarily a true indication of business trends. Accordingly, the Company considers net revenue, which is total revenue less subcontractor costs, as its primary measure of revenue.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of selected items in the statements of operations to net revenue for the years indicated.

                                            Year Ended August 31,
                                            1995    1994   1993

  Net revenue                              100.0%  100.0% 100.0%

  Operating expenses:
    Direct salaries and other operating     81.4    81.2   81.5
    Selling, general and administrative     12.9    13.7   14.5

      Total operating expenses              94.3    94.8   96.0

  Income from operations                     5.7     5.2    4.0

  Interest expense, net                     (0.6)   (0.4)  (0.8)
  Income before income taxes                 5.1     4.8    3.2
  Provision for income taxes                 2.0     1.9    1.3

      Net income                             3.1%    2.9%   1.9%

FISCAL 1995 COMPARED TO FISCAL 1994

Net revenue during fiscal 1995 increased 13.7% to $72,471,400 from $63,748,100. The increase reflects increased contract volume associated with federal agencies with which EA holds indefinite delivery-indefinite quantity type contracts. Additionally, increased use of team partners and subcontractors provided increased recovery of overhead costs and fees which are reflected in the net revenue increase.

Direct salaries and other operating expenses increased 14.0% to $58,977,000 from $51,736,100, and increased as a percentage of net revenue to 81.4% from 81.1%. The increase as a percent of net revenue primarily resulted from increases in employee health benefit cost and computer and computer communication charges.
These were partly offset by decreases in incentive compensation. Selling, general, and administrative costs increased 7.4% to $9,353,700 from $8,706,800, but decreased as a percent of net revenue to 12.9% from 13.7%. Management expects the percentage of selling, general, and administrative expenses to net revenue to further decrease reflecting a decrease in staff at the end of the fourth quarter.

Interest expense, net, increased 60.2% to $428,200 from $267,300, largely as a result of increased interest rates and higher average monthly borrowings under the Company's credit facility.

The provision for income taxes in fiscal 1995 was $1,485,100 compared to $1,215,300 in fiscal 1994. The effective tax rate for both years was 40%.

For fiscal 1995, net income was $2,227,400, or 3.1% of net revenue, compared to net income of $1,822,600 or 2.9% of net income for fiscal 1994.

FISCAL 1994 COMPARED TO FISCAL 1993

Net revenue during fiscal 1994 increased 20.4% to $63,748,100 from $52,941,300. The increase reflects increased contract volume primarily associated with federal agencies. The Company continues to experience growth in both Department of Defense and Department of Energy contracts. These increases were somewhat offset by decreases in net revenue from its industrial and private sector clients. The Company continues to believe that private sector conditions will improve as the economy strengthens and has positioned its sales and marketing efforts to capitalize on new opportunities.

Direct salaries and other operating expenses increased 19.9% to $51,736,100 from $43,143,100, but decreased as a percentage of net revenue to 81.1% from 81.5%. The decrease as a percentage of net revenue primarily resulted from decreases in the incentive compensation plan and bad debt expense, offset by increases in expanded office quarters and computer networks. Selling, general and administrative costs increased 13.3% to $8,706,800 from $7,687,600, but decreased as a percentage of net revenue from 14.5% to 13.7%.

Interest expense, net, decreased 39% to $267,300 from $437,900, largely as a result of reduced borrowings under the Company's credit facility.

The provision for income taxes in fiscal 1994 was $1,215,300 compared to $668,500 in fiscal 1993. The effective tax rate for both years was 40%.

For fiscal 1994, net income was $1,822,600, or 2.9% of net revenue, compared to net income of $1,004,200 or 1.9% of net income for fiscal 1993.

FISCAL 1993 COMPARED TO FISCAL 1992

Net revenue during fiscal 1993 increased 16.6% to $52,941,300 from $45,410,500. The increase reflects increased contract volume associated with several of the Company's environmental service areas, most notably increases in hazardous waste management and related analytical laboratory sample analyses performed for various federal agencies. This increase was the result of the Company's previous investments in marketing and business development for government clients, primarily the Department of Defense and Department of Energy which have increased their environmentally related activities.

However, this increase was somewhat offset by a decrease in the net revenue from its industrial and other private sector clients due to the continuing recessionary pressures. In response to these conditions, the Company has expanded its private sector sales and marketing in an effort to increase its net revenue in this sector and to position itself for new opportunities as general economic conditions improve.

Direct salaries and other operating expenses decreased as a percentage of net revenue to 81.5% in 1993 from 89.2% in 1992. These costs increased 6.5% to $43,143,100 in 1993 from $40,508,300 in 1992. The overall increase in costs was attributable to the cost of employee benefit programs, including an incentive compensa-tion plan, the expansion in the number of locations, and associated expense increases necessary to meet the growth in contract volumes. Other expenses were contained through cost control measures instituted in fiscal 1992. The additional contract volume resulted in improved staff utilization rates and produced an increase in the volume of samples in the analytical laboratory.

Selling, general, and administrative costs increased 21.2% to $7,687,600 in 1993 from $6,341,600, and increased as a percentage of net revenue to 14.5% from 14.0%. The increase in expenses was associated with additional costs associated with expanded national sales, marketing, and proposal activities, staff recruiting, and information systems enhancements.

As a result of the above factors, including the restructuring expense recorded in fiscal 1992, income from operations was $2,110,600 compared to a loss of $2,058,400 one year ago. Interest expense, net, decreased 41.4% to $437,900 from $747,700. The net decrease was primarily related to decreased borrowings and related lower interest expense associated with EA's line of credit arrangement.

The provision for income taxes in fiscal 1993 was $668,500 compared to a benefit of $930,200 in 1992. The effective tax rates were 40% and 33%, respectively.

For fiscal 1993, net income was $1,004,200, or 1.9% of net revenue, compared to a net loss of $1,875,900 or 4.1% of net revenue in 1992.

INFLATION

Because of its ability to pass through increased costs to its clients, as well as the generally low levels of inflation, the Company believes that inflation has not had a material impact on its operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents (cash) decreased by $174,600 in 1995 compared to a decrease of $61,100 in 1994, and an increase of $1,560,900 in 1993. The decrease in 1995 principally resulted from cash used in investing in the purchase of equipment, reduction of long-term debt, payments of income taxes, and increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. These uses were partially offset by increases in accounts payable and accrued expenses, net income, noncash expenses included in net income, and proceeds from the issuance of common stock.

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improve-ments) of approximately $1,067,200, $1,579,700, and $1,123,000 in 1995, 1994, and 1993, respectively, have been funded primarily from cash flows and various long-term and short-term borrowing arrangements.

The Company has maintained its bank credit arrangement with a regional bank. The arrangement provides for maximum borrowings of $12,500,000 consisting of a $9,500,000 revolving line of credit and a $3,000,000 term note with interest payable quarterly and the principal due in January 1997. The interest on these borrowings varies at or below prime rate. Borrowings are unsecured.

At August 31, 1995, the Company had outstanding long-term debt, including current portion, of $4,798,200, which represented a decrease of $839,900 from the August 31, 1994 balance of $5,638,100. The Company had no short-term borrowings under its line of credit at August 31, 1995.

The Company's existing funds, cash from operations, and the available portion of its $12,500,000 bank line of credit are expected to be sufficient to meet the Company's present cash needs. Also, as part of its banking arrangements, the Company has a $2,000,000 available line of credit for equipment financing. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. The Company also believes it has the ability to raise capital through public or private placement of debt and will pursue such options as the need arises to expand facilities or acquire equipment in conjunction with a review of the most cost effective means for the Company and its stockholders.

While the Company believes that there is sufficient demand to absorb the additional contracting capacity resulting from expansion and from additions to its professional staff, there can be no assurance that this demand will exist or continue. Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


                                                                                                      Page
Report of Independent Public Accountants                                                               16

Consolidated Financial Statements:

    Consolidated Balance Sheets as of August 31, 1995 and 1994                                      17-18

    Consolidated Statements of Income for the years ended
       August 31, 1995, 1994, and 1993                                                                 19

    Consolidated Statements of Changes in Stockholders' Equity for
       the years ended August 31, 1995, 1994, and 1993                                                 20

    Consolidated Statements of Cash Flows for the years ended
       August 31, 1995, 1994, and 1993                                                                 21

    Notes to Consolidated Financial Statements for the years ended
       August 31, 1995, 1994, and 1993                                                              22-28



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

We have audited the accompanying consolidated balance sheets of EA Engineering, Science, and Technology, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.


                                             /s/  ARTHUR ANDERSEN LLP


Baltimore, Maryland
September 20, 1995

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                              August 31,

                                                        1995             1994

Current Assets:

   Cash and cash equivalents (Note 1)               $  3,813,900    $  3,988,500

   Accounts receivable, net (Note 3)                  14,858,100      12,143,800

   Costs and estimated earnings in excess
      of billings on uncompleted contracts            10,735,000       7,987,400


   Prepaid expenses and other                          1,711,300       1,797,400

      Total Current Assets                            31,118,300      25,917,100

Property and Equipment, at cost (Notes 1 and 6):

   Furniture, fixtures, and equipment                 14,403,800      13,494,200

   Leasehold improvements                              3,652,400       3,541,100

                                                      18,056,200      17,035,300

   Less-Accumulated depreciation and amortization    (14,255,900)    (12,669,100)

      Net Property and Equipment                       3,800,300       4,366,200

Other Assets                                           1,449,200       1,291,600


Total Assets                                        $ 36,367,800    $ 31,574,900


The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  August 31,

                                                              1995         1994
Current Liabilities:

   Accounts payable                                      $ 5,960,800   $ 4,047,800
   Accrued expenses                                          856,500       944,400

   Accrued salaries, wages and benefits                    4,595,700     4,718,100
   Income taxes payable (Note 2)                             227,600        47,800

   Current portion of long-term debt (Note 6)                765,500       839,900
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                             1,049,300     1,002,200

      Total Current Liabilities                           13,455,400    11,600,200
Long-Term Debt, net of current portion (Notes 4 and 6)     4,032,700     4,798,200

      Total Liabilities                                   17,488,100    16,398,400

Commitments (Note 5)
Stockholders' Equity (Note 9):
   Common stock, $.01 par value; voting;
      10,000,000 shares authorized; 6,091,900                 60,900        57,700
      and 5,772,000 shares issued and outstanding

   Preferred stock, $.01 par value;
      8,000,000 shares authorized; none issued                  --            --
   Capital in excess of par value                         10,538,700     9,066,100

   Retained earnings                                       8,280,100     6,052,700
      Total Stockholders' Equity                          18,879,700    15,176,500
      Total Liabilities and Stockholders' Equity         $36,367,800   $31,574,900




     The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Year Ended August 31,
                                                        1995              1994              1993

Total revenue (Note 1)                               $92,364,900       $76,872,800      $61,126,300
Less - Subcontractor costs                           (19,893,500)      (13,124,700)      (8,185,000)

      Net revenue                                     72,471,400        63,748,100       52,941,300

Operating expenses:
   Direct salaries and other operating                58,977,000        51,736,100       43,143,100
   Selling, general, and administrative                9,353,700         8,706,800        7,687,600

      Total operating expenses                        68,330,700        60,442,900       50,830,700

Income from operations                                 4,140,700         3,305,200        2,110,600

Interest expense                                        (522,800)         (403,900)        (511,400)
Interest income                                           94,600           136,600           73,500

Income before income taxes                             3,712,500         3,037,900        1,672,700

Provision for income taxes (Note 2)                    1,485,100         1,215,300          668,500

Net income                                            $2,227,400        $1,822,600       $1,004,200

Net income per share (Note 7)                              $0.36             $0.30            $0.17

Weighted average shares outstanding (Note 7)           6,170,700         6,088,700        5,887,800


           The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED AUGUST 31, 1995, 1994, AND 1993



                                            Capital in
                                 Common      Excess of    Retained
                                  Stock      Par Value    Earnings      Total

Balance, August 31, 1992         $55,800   $ 8,260,500   $3,225,900   $11,542,200

Issuance of Stock (Note 9)           700       173,600         --         174,300

Net Income                          --            --      1,004,200     1,004,200

Balance, August 31, 1993         $56,500   $ 8,434,100   $4,230,100   $12,720,700

Issuance of Stock (Note 9)         1,200       464,700         --         465,900

Tax Benefit from Stock Options
  Exercised (Note 2)                --         167,300         --         167,300

Net Income                          --            --      1,822,600     1,822,600

Balance, August 31, 1994         $57,700   $ 9,066,100   $6,052,700   $15,176,500

Issuance of Stock (Note 9)         3,200       821,700         --         824,900
Tax Benefit from Stock Options
   Exercised (Note 2)               --         650,900         --         650,900

Net Income                          --            --      2,227,400     2,227,400

Balance, August 31, 1995         $60,900   $10,538,700   $8,280,100   $18,879,700

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended August 31,
                                                                    1995           1994           1993
Cash Flows From Operating Activities:
   Net income                                                    $2,227,400    $1,822,600     $1,004,200
   Noncash expenses included in net income-
      Depreciation and amortization                               1,633,100     1,453,400      1,403,400
      Deferred (benefit from) provision for income taxes           (418,200)      170,200       (556,700)
      Current provision for income taxes                          1,903,300     1,045,100      1,225,200

   Net (increase) decrease in noncash assets -
      Accounts receivable, net                                   (2,714,300)   (2,433,200)     2,184,700
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                 (2,747,600)      (65,600)    (1,577,700)

      Prepaid expenses and other assets                             179,400      (702,800)       991,900

   Net increase (decrease) in nondebt liabilities -
      Accounts payable and accrued expenses                       1,702,700       435,400      2,207,200
      Refunds of income taxes                                        50,200        11,000        877,600
      Payments of income taxes                                     (955,500)   (1,202,500)      (991,000)
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                    47,100       520,000       (466,800)
            Net cash flows from operating activities                907,600     1,053,600      6,302,000

Cash Flows From (Used For) Financing Activities:
   Proceeds from issuance of common stock                           824,900       465,900        174,300
   Reduction of long-term debt                                     (839,900)     (725,900)      (561,800)
   Proceeds from issuance of long-term debt                            --         725,000      3,162,400
   Short-term borrowings, net of repayments                            --            --       (6,393,000)
            Net cash flows from (used for) financing                (15,000)      465,000     (3,618,100)
               activities

Cash Flows Used For Investing Activities:
   Purchase of property and equipment, net                       (1,067,200)   (1,579,700)    (1,123,000)

            Net cash flows used for investing activities         (1,067,200)   (1,579,700)    (1,123,000)

Net (Decrease) Increase in Cash and Cash Equivalents               (174,600)      (61,100)     1,560,900

Cash and Cash Equivalents, beginning of year                      3,988,500     4,049,600      2,488,700

Cash and Cash Equivalents, end of year                           $3,813,900    $3,988,500     $4,049,600


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED AUGUST 31, 1995, 1994, AND 1993


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA) and its wholly-owned subsidiary, EA Financial, Inc., and its wholly-owned subsidiaries, EA Global, Inc. and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. During fiscal 1995, EA Remediation Technologies, Inc., formerly a wholly-owned subsidiary, was merged into EA. The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company is a multidisciplinary environmental services organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price, and cost plus fixed fee contracts which vary in length from one month to five years.

The Company accounts for contract revenues and costs under fixed price contracts using the percentage-of-completion method. The percentage-of- completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time and material and cost plus fixed fee contracts are recognized currently as the work is performed. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

Contract costs and estimated profits recognized in excess of amounts billed are classified as current assets under "costs and estimated earnings in excess of billings on uncompleted contracts." Billings in excess of contract costs and estimated profits are classified as current liabilities under "billings in excess of costs and estimated earnings on uncompleted contracts."

Generally, contracts provide for the billing of costs incurred and estimated fees on a monthly basis. Amounts included in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying financial statements will be billed within twelve months of the balance sheet date.

Major Clients

Various agencies of the federal government accounted for approximately 64%, 61%, and 45% of the company's net revenue for the years ended August 31, 1995, 1994, and 1993, respectively.

Additionally, various agencies of the federal government accounted for approximately 65%, 54%, and 42% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the same time periods.

Cash and Cash Equivalents

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates market.

Property and Equipment

Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

Segment Information

The Company operates within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Supplemental Disclosures of Cash Flow Information

Cash paid during the years ended August 31, 1995, 1994, and 1993 for interest, was $521,700, $400,600, and $522,200, respectively. Retirements of property and equipment for the same periods were $46,300, $148,600, and $405,100, respectively. The noncash tax benefit attributable to the exercise of non-qualified stock options was $650,900 and $167,300 for the years ended August 31, 1995 and 1994.

Accounting for Income Taxes

The Company implemented the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes as of September 1, 1993. The effect of the provisions have been implemented prospectively and were not material to the financial statements as of September 1, 1993 or to the operating results for the year ended August 31, 1994. As a result of the implementation, certain prior year balances have been reclassified to conform with current year presentation.

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Note 2.  INCOME TAXES:

The provision for income taxes includes current and deferred tax amounts summarized as follows:

                                             Year Ended August 31,
                                      1995           1994           1993
Current tax expense:
   Federal                        $ 1,602,400    $   879,900    $   975,700
   State                              300,900        165,200        249,500

                                    1,903,300      1,045,100      1,225,200
Deferred tax expense (benefit):
   Federal                           (352,100)        92,300       (445,400)
   State                              (66,100)        77,900       (111,300)
                                     (418,200)       170,200       (556,700)

Provision for income taxes        $ 1,485,100    $ 1,215,300    $   668,500


Total deferred tax assets and liabilities as of August 31, 1995 and 1994 and the sources of the differences between the tax and financial reporting basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:


                                            Year Ended August 31,
                                             1995          1994
      Deferred tax assets:
          Property and equipment          $  492,700   $  266,200
          Accrued expenses and reserves    1,028,800      924,500
          Stock options exercised               --        167,300
          Miscellaneous                         --         13,700
                                          $1,521,500   $1,371,700

      Deferred tax liabilities:
          Prepaid expenses                $   90,800   $  192,600
          Miscellaneous                       35,000       34,300
                                          $  125,800   $  226,900


The net deferred tax assets of $1,395,700 and $1,144,800 as of August 31, 1995 and 1994 are included to the extent appropriate in Prepaid expenses and other and Other assets in the accompanying Consolidated Balance Sheets.

Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:

                                                   Year Ended August 31,
                                                   1995     1994    1993

      Statutory federal income tax                 34.0%   34.0%   34.0%
         (benefit) rate
      State income tax, net of federal
         income tax effect                          5.3     5.3     5.3

      Other                                         0.7     0.7     0.7
      Effective income tax rate                    40.0%   40.0%   40.0%


Note 3.  ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                               Year Ended August 31,
                                                 1995        1994
   Contract accounts receivable              $14,881,600  $12,180,500
   Retainage by clients                        1,362,200    1,358,200

   Total accounts receivable                  16,243,800   13,538,700
   Less-Allowance for doubtful accounts       (1,385,700)  (1,394,900)

   Accounts receivable, net                  $14,858,100  $12,143,800


Management anticipates that substantially all retainages will be billed within one year.


Note 4.  BANK FINANCING ARRANGEMENTS:

The Company maintains a revolving line of credit arrangement with a commercial bank. The borrowing facility consists of a revolving line of credit for up to $9,500,000 and a $3,000,000 long-term note payable with interest only payments due quarterly and principal due on expiration of the agreement (see Note 6). Borrowings under the arrangement are unsecured. Interest is charged at either the bank's prime rate or LIBOR plus 150 basis points, at the Company's election on a quarterly basis. The interest rate is subject to quarterly modifications based on certain financial ratios, with a maximum rate of 25 basis points above the bank's prime or LIBOR plus 240 basis points. This arrangement expires on January 31, 1997. However, the Company's short-term borrowings are due on the earlier of the bank's demand or expiration of the agreement. If the Company's total borrowings fall below $3,000,000 at any time, the bank invests the excess in interest bearing overnight funds.

Short-term borrowings information is as follows:




                                                           Year Ended August 31,
                                                      1995          1994           1993
Balance as of end of period                        $     --      $     --      $     --
Maximum amount outstanding during the period        3,711,300     3,889,000     7,320,100
Average outstanding month-end balance during
    the period                                        293,600       273,200     3,955,700
Weighted average interest rate during the period         8.57%         6.40%          7.3%
Interest rate at the end of the period                   8.75%         7.25%          6.0%

The Company's debt agreements require that the Company maintain certain financial ratios. The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding.


Note 5.  LEASE COMMITMENTS:

The Company's central office, laboratory facilities, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2004, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Rent expense amounted to $8,469,300, $6,817,400, and $5,423,500, for the years ended August 31, 1995, 1994, and 1993, respectively. Rent expense included payments of approximately $1,985,300, $1,886,100, and $1,720,800 for fiscal years 1995, 1994, and 1993, respectively, to partnerships consisting of the Chairman of EA and certain members of his family for its central office and certain regional offices and laboratory facilities. These payments include reimbursement for operating expenses incurred by the lessor such as property taxes, maintenance, and utility costs related to the operation of the facilities.

The minimum lease commitments under noncancellable operating leases are as follows:



                   Year Ending
                    August 31,
                    1996 . . . . . . . . . . . . . $ 6,201,000
                    1997 . . . . . . . . . . . . .   4,815,400
                    1998 . . . . . . . . . . . . .   3,754,300
                    1999 . . . . . . . . . . . . .   2,837,800
                    2000 . . . . . . . . . . . . .   2,118,400
                    2001 and thereafter. . . . . .   6,661,700
                    Total minimum payments         $26,388,600

Note 6.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                                                          August 31,
                                                                                     1995            1994

Note payable to a commercial bank payable in monthly
   installments of interest only; interest at prime or
   LIBOR plus 150 basis points through January 1997                                $3,000,000       $3,000,000


Notes payable to a commercial  bank  payable in equal  monthly  installments  of
   $43,650,  plus interest at 1% above the bank's prime through  November  1998, and $21,400  plus  interest  at 1% above the bank's  prime  thereafter  until
   November  1999,  secured  by  leasehold  improvements  and  certain  of  EA's
   analytical laboratory equipment                                                  1,435,700        1,959,500

Other                                                                                 362,500          678,600

Total long-term debt                                                                4,798,200        5,638,100
Less-current portion                                                                 (765,500)        (839,900)
Long-term portion                                                                  $4,032,700       $4,798,200



The Company's debt agreements require that the Company maintain certain financial ratios.

Note 7.  NET INCOME PER SHARE:

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, and have been adjusted retroactively to reflect two 3 for 2 stock splits, effected in the form of 50% stock dividends, wherein 1 additional share of stock was issued on February 23, 1994 and July 5, 1994, for each 2 shares outstanding as of the record dates of February 8, 1994 and June 28, 1994, respectively. All disclosures with regard to the shares of common stock have been adjusted to reflect these stock splits.

Note 8.  PROFIT SHARING AND INCENTIVE PLANS:

EA maintains a defined contribution plan covering all employees who are at least 21 years of age and have completed one year of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors, and for voluntary employee contributions. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the years ended August 31, 1995, 1994, and 1993, contributions to the plan, including matching contributions made under the 401(k) provisions of the plan, were $710,400,

$519,300, and $372,900, respectively. Certain officers and stockholders of the Company serve as trustees to the plan, as appointed by the Board of Directors.

The Company also maintains an Incentive Compensation Plan which provides for both quarterly incentive payments to all employees and annual incentive payments to certain management personnel if pre-determined goals, approved by the Board of Directors, are exceeded. For the years ended August 31, 1995, 1994, and 1993 total amounts expensed were $420,000, $1,135,000, and $1,415,000.

Note 9.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains a Stock Option Plan (the Plan), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 311,835 options are issued and outstanding as of August 31, 1995 having an average exercise price of $4.44. There are 288,277 options available for issuance as of August 31, 1995.

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common
Stock through voluntary payroll deductions. Under the Plan, eligibleemployees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 259,197 shares remain authorized for distribution under the Plan as of August 31, 1995.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1995 and
1993) which provide for the granting of nonqualified stock options to its four non-employee directors. The exercise price of the 30,000 options, which were outstanding as of August 31, 1995 ranged between $2.445 and $6.125, which equaled the fair market value at the date of grant. A total of 38,500 options remain reserved for the Director Stock Option Plans as of August 31, 1995.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant

Information on the Company's Directors is contained in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on January 10, 1996, and such information is incorporated herein by reference.

(b)  Executive Officers of the Registrant

Information on the Company's Executive Officers is contained in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on January 10, 1996, and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 10, 1996, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained in the Company's Proxy Statement for its Annual Meeting of
Stockholders to be held on January 10, 1996, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held January 10, 1996, and such information is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

A.  Financial Statements and Schedule II                                   Page

1. The following financial statements are included in Item 8 of Part II of this report:

       Report of Independent Public Accountants                            16

       Consolidated Financial Statements:
         Consolidated Balance Sheets as of August 31, 1995 and 1994        17
         Consolidated Statements of Income for the years ended
           August 31, 1995, 1994, and 1993                                 19
         Consolidated Statements of Changes in Stockholders' Equity for
           the years ended August 31, 1995, 1994, and 1993                 20
         Consolidated Statements of Cash Flows for the years ended
           August 31, 1995, 1994, and 1993                                 21
         Notes to Consolidated Financial Statements for the years ended
           August 31, 1995, 1994, and 1993                                 22

2. The following financial statement schedule for the years ended August 31, 1995, 1994, and 1993 is submitted herewith:

         Report of Independent Public Accountants on Schedule              32
         Schedule II - Valuation and Qualifying Accounts and
           Reserves                                                        33

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

    The following exhibits are filed herewith unless otherwise indicated:

Exhibit
  No.        Description

  3.1       Certificate of Incorporation of the Company.(1)
  3.2       By-laws of the Company.(1)
  4.1       Article SIXTH of the Company's Certificate of Incorporation.(1)
 10.1       The Company's Profit Sharing Plan.(1)
 10.2       The Company's Stock Option Plan.(2)
 10.3 Lease: dated March 1, 1990 between ARE Sparks Limited Partnership, as Landlord, and the Company as tenant.(3)

 10.4       The Company's Employee Stock Purchase Plan.(4)
 10.5 Lease, dated December 1, 1991, between Ecolair Limited Partnership, as landlord, and the Company, as tenant.(4)
 10.6 Lease, dated January 1, 1992, between Merrymack Limited Partnership, as Landlord, and the Company, as Tenant.(5)
 10.7 Loan and Security Agreement, dated November 12, 1992, between the Company and Signet Bank/Maryland.(5)

 10.8 Security Agreement, dated November 12, 1992, between EA RTI and Signet Bank/ Maryland.(5)

 10.9 Amended and Restated Loan Agreement, dated August 17, 1993, between the Company and Signet Bank/Maryland.(6)

 10.10      1993 Non-Employee Director Stock Option Plan.(6)

 10.11      The 1993 Stock Incentive Plan.(6)

 10.12      The Amended and Restated Stock Option Plan.(7)

 10.13      1995 Non-Employee Director Stock Option Plan.(7)

 13         1995 Annual Report to Stockholders.

 22         Subsidiaries of the Company.

 27         Financial Data Schedule.


 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-8958, which was declared effective by the Commission on October 31, 1986.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on October 15, 1990.

 (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 28, 1990.

 (4) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on December 3, 1991.

 (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 24, 1992.

 (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 23, 1993.

 (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 21, 1994.

b.  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1995.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

            We have audited in accordance with generally accepted auditing standards, the financial statements of EA Engineering, Science, and Technology, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated September 20, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the foregoing index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/   ARTHUR ANDERSEN LLP

Baltimore, Maryland
September 20, 1995

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               Years Ended August 31, 1995, 1994, and 1993







 Allowance                Balance at
for Doubtful              Beginning             Charged to                               Balance at
  Accounts                of Period          Cost and Expense         Write-offs        End of Period

    1995                  $1,394,900             $272,600               $281,800        $1,385,700

    1994                   1,508,000              108,000                221,100         1,394,900

    1993                     853,500            1,328,000                673,500         1,508,000


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EA ENGINEERING, SCIENCE, AND
                                    TECHNOLOGY, INC.

Date:  November 22, 1995            By  /s/ Loren D. Jensen
                                    Loren D. Jensen, Chairman,
                                    President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    Name                                     Title                                         Date


/s/ Loren D. Jensen                   Chairman, President, and                       November 22, 1995
Loren D. Jensen                       Chief Executive Officer
                                      (Principal Executive Officer)

/s/ Joseph A. Spadaro                 Executive Vice President and                   November 22, 1995
Joseph A. Spadaro                     Treasurer (Principal Financial
                                      and Accounting Officer)

/s/ Edmund J. Cashman, Jr.            Director                                       November 22, 1995
Edmund J. Cashman, Jr.


/s/ Rudolph P. Lamone                 Director                                       November 22, 1995
Rudolph P. Lamone


/s/ George G. Radcliffe               Director                                       November 22, 1995
George G. Radcliffe


                                  EXHIBIT INDEX

Exhibit
  No.                      Description                                                       Page

    3.1   Certification of Incorporation of the Company.                                     30

    3.2   By-laws of the Company.                                                            30

    4.1   Article SIXTH of the Company's Certificate of Incorporation.                       30

   10.1   The Company's Profit Sharing Plan.                                                 30

   10.2   The Company's Stock Option Plan.                                                   30

   10.3   Lease:  dated March 1, 1990 between ARE Sparks Limited Partnership, as             30
          Landlord, and the Company as tenant.

   10.4   The Company's Employee Stock Purchase Plan.                                        31

   10.5   Lease, dated December 1, 1991, between Ecolair Limited Partnership, as             31
          landlord, and the Company, as tenant.

   10.6   Lease, dated January 1, 1992, between Merrymack Limited Partnership, as            31
          landlord, and the Company, as tenant.

   10.7   Loan and Security Agreement, dated November 12, 1992, between the Company and      31
          Signet Bank/Maryland.

   10.8   Security Agreement, dated November 12, 1992, between EA RTI and Signet
          Bank/Maryland.                                                                     31

   10.9   Amended and Restated Loan Agreement, dated August 17, 1993, between the
          Company and Signet Bank/Maryland.                                                  31

   10.10  1993 Non-Employee Director Stock Option Plan.                                      31

   10.11  The 1993 Stock Incentive Plan.                                                     31

   10.12  The Amended and Restated Stock Option Plan.                                        31

   10.13  1995 Non-Employee Director Stock Option Plan.                                      31

   13     1995 Annual Report to Stockholders.                                                31

   22     Subsidiaries of the Company.                                                       31

   27     Financial Data Schedule                                                            31
