Form 10-Q
period 1995-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1996-01-11
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended: November 30, 1995  Commission File No. 0-15587
                      -----------------                      -------


             EA Engineering, Science, and Technology, Inc.
            -----------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


           Delaware                                           52-0991911
          ----------                                         ------------
(State or other jurisdiction                                of(IRS Employer
incorporation or organization)                            identification No.)


      11019 McCormick Road, Hunt Valley, Maryland           21031
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

                                                  Yes   X      No
                                                 -----       -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT JANUARY 4, 1996                6,107,250
                                                    -----------

      EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                 INDEX


                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets................................. 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity... 5
    Consolidated Statements of Income.................................... 6
    Consolidated Statements of Cash Flows................................ 7
    Notes to Consolidated Financial Statements........................... 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................11

PART II - OTHER INFORMATION..............................................14

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding. . . . . . . . . . 15

EXHIBIT 27

      Financial Data Schedule............................................16

                     PART I - FINANCIAL INFORMATION


The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. & Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial state-ments prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's August 31, 1995 consolidated financial state-ments and notes thereto included in the Company's annual report on Form 10-K dated November 22, 1995.

      EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                      November 30,  August 31,
                                                         1995         1995
                                                      ----------    ----------

CURRENT ASSETS:

   Cash and cash equivalents........................  $   792,800  $ 3,813,900
   Accounts receivable, net.........................   12,444,400   14,858,100
   Costs and estimated earnings in excess of
     billings on uncompleted contracts..............   14,219,900   10,735,000
   Prepaid expenses and other.......................    1,755,100    1,711,300
                                                      -----------  -----------

     Total Current Assets...........................   29,212,200   31,118,300
                                                      -----------  -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment................   14,641,300   14,403,800
   Leasehold improvements...........................    3,668,300    3,652,400
                                                      -----------  -----------

                                                       18,309,600   18,056,200

   Less-Accumulated depreciation and amortization...  (14,650,200) (14,255,900)
                                                      -----------  -----------

     Net Property and Equipment.....................    3,659,400    3,800,300
                                                      -----------  -----------

OTHER ASSETS.......................................     1,539,100    1,449,200
                                                      -----------  -----------

   Total Assets.....................................  $34,410,700  $36,367,800
                                                      ===========  ===========

    The accompanying notes are an integral part of these statements.

      EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      November 30,         August 31,
                                                         1995                 1995
                                                      ----------           ----------

CURRENT LIABILITIES:

  Accounts payable.................................   $ 4,380,800         $ 5,960,800
  Accrued expenses.................................       631,200             856,500
  Accrued salaries, wages and benefits.............     3,661,700           4,595,700
  Income taxes payable.............................       657,000             227,600
  Current portion of long-term debt................       765,500             765,500
  Billings in excess of costs and estimated
    earnings on uncompleted contracts..............       993,900           1,049,300
                                                      -----------         -----------
    Total Current Liabilities......................    11,090,100          13,455,400
                                                      -----------         -----------

LONG-TERM DEBT, net of current portion.............     3,841,400           4,032,700
                                                      -----------         -----------

    Total Liabilities                                  14,931,500          17,488,100
                                                      -----------         -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
     authorized; 6,103,100 and 6,091,900 shares
     issued and outstanding.........................       61,000              60,900
   Preferred stock, $.01 par value; 8,000,000 shares
     authorized; none issued........................         --                  --
   Capital in excess of par value...................   10,602,300          10,538,700
   Retained earnings................................    8,815,900           8,280,100
                                                      -----------         -----------

     Total Stockholders' Equity.....................   19,479,200          18,879,700
                                                      -----------         -----------

       Total Liabilities and Stockholders' Equity...  $34,410,700         $36,367,800
                                                      ===========         ===========


    The accompanying notes are an integral part of these statements.

      EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended
                                                              November 30,
                                                        ----------------------
                                                           1995          1994
                                                        ----------   -----------

Total revenue......................................    $22,940,100   $22,421,200
Less - Subcontractor costs.........................     (5,527,100)   (4,462,700)
                                                       -----------   -----------
    Net revenue......................................   17,413,000    17,958,500
                                                       -----------   -----------
Operating expenses:
    Direct salaries and other operating..............   15,622,200    15,521,000
    General and administrative.......................      796,600     1,129,800
                                                       -----------   -----------
    Total operating expenses.........................   16,418,800    16,650,800
                                                       -----------   -----------
Income from operations.............................        994,200     1,307,700

Interest expense...................................       (125,700)     (136,500)
Interest income....................................         24,500        29,200
                                                       -----------   -----------
Income before income taxes.........................        893,000     1,200,400
Provision for income taxes.........................        357,200       480,200
                                                       -----------   -----------
Net income.........................................    $   535,800   $   720,200
                                                       ===========   ===========
Net income per share...............................           $.09         $0.12
                                                              ====         =====
Weighted average shares outstanding................      6,182,400     6,137,900
                                                        ==========    ==========


    The accompanying notes are an integral part of these statements.

      EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three Months Ended
                                                                 November 30,
                                                          -------------------------
                                                             1995              1994
                                                          -----------       -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net income.......................................     $   535,800       $   720,200
    Noncash expenses included in net income -
        Depreciation and amortization.................        394,300           415,800
        Deferred (benefit from) income taxes..........       (100,000)         (135,200)
        Current provision for income taxes............        457,200           615,400
    Net (increase) decrease in noncash assets -
        Accounts receivable, net......................      2,413,700           779,300
        Costs and estimated earnings in excess of
          billings on uncompleted contracts...........     (3,484,900)       (4,848,100)
        Prepaid expenses and other assets.............        (33,700)          295,200
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses.........     (2,739,300)         (291,200)
        Payments of income taxes......................        (27,800)           (7,300)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts...........        (55,400)         (113,200)
                                                          -----------       -----------

        Net cash flows used for operating activities..     (2,640,100)       (2,569,100)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock...........          63,700           171,500
    Reduction of long-term debt......................        (191,300)         (211,700)
                                                          -----------       -----------

        Net cash flows used for financing activities..       (127,600)          (40,200)
                                                          -----------       -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net.......................        (253,400)         (327,100)
                                                          -----------       -----------

       Net cash flows used for investing activities...       (253,400)         (327,100)
                                                          -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........       (3,021,100)       (2,936,400)
                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, beginning of period......        3,813,900         3,988,500
                                                          -----------       -----------
CASH AND CASH EQUIVALENTS, end of period............      $   792,800       $ 1,052,100
                                                          ===========       ===========



    The accompanying notes are an integral part of these statements.

      EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1994


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation--

    The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA) and its wholly-owned subsidiary, EA Financial, Inc., and its wholly-owned subsidiaries, EA Global, Inc., and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. (EA de Mexico). The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition--

    The Company is a multidisciplinary environmental services and consulting engineering organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price and cost plus fixed fee contracts which vary in length from one month to ten years.

    The Company accounts for contract revenues and costs under fixed price con-tracts using the percentage-of-completion method. The percentage-of-completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time and material and cost plus fixed fee contracts are recognized currently as the work is performed. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

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

Major Clients--

    For the three months ended November 30, 1995 and 1994, various agencies of the federal government provided 51% and 81% of net revenue, and as of November 30, 1995 accounted for approximately 52% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Segment Information--

    The Company operates within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Reclassifications--

    Certain prior year balances have been reclassified to conform with current year presentation.

Supplemental Disclosures of Cash Flow Information--

    Cash paid during the three months ended November 30, 1995 and 1994 for interest was $117,400 and $130,900, respectively. Retirements of property and equipment for the same periods were $0 and $34,800, respectively.

    Short-term borrowings information for the three months ended November 30, 1995 and 1994 is as follows:

                                                         Three Months Ended
                                                            November 30,
                                                        --------------------
                                                         1995          1994
                                                        ------         -----

Balance as of end of period.......................   $    --        $    --
Maximum amount outstanding during the period......    5,490,900      1,559,600
Average outstanding month-end balance during
   the period.....................................      492,400           --
Weighted average interest rate during the period..         8.8%           7.9%
Interest rate at the end of period................         8.8%           8.5%
Interest expense..................................      $16,900         $2,200

    The Company's debt agreements require that the Company maintain certain financial ratios.

Note 2.  BANK FINANCING ARRANGEMENTS:

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


Note 3.  NET INCOME PER SHARE:

    Net income per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Note 4.  PROFIT SHARING AND EMPLOYEE INCENTIVE PLANS:

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

    The Company also maintains an Incentive Compensation Plan which provides for both quarterly incentive payouts to all employees and annual incentive payouts to certain management personnel if pre-determined goals, approved by the Board of Directors, are exceeded. For the three months ended November 30, 1994, the total amount expensed under the incentive plan was $550,000. There was no expense incurred under the incentive plan for the three months ended November 30, 1995.


Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 209,900 options are issued and outstanding as of November 30, 1995 having an average exercise price of $4.16. There were 389,100 shares available for issuance as of November 30, 1995.

    The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares monthly through payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 244,971 shares remain authorized for distribution under the Plan as of November 30, 1995.

    The Company maintains two Non-Employee Director Stock Option Plans (1995 and
1993) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 30,000 options, which were outstanding as of November 30, 1995, ranged between $2.445 and $6.125, which equaled the fair market value at the date of grant. A total of 38,500 options remain reserved for the Director Stock Option Plans as of November 30, 1995.

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


Three Months Ended November 30, 1995

    Net revenue for the three months ended November 30, 1995 was $17,413,000, a decrease of 3.0% from $17,958,500 for the same period in 1995. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State, and Local Government, Federal Non-DOD agency activities, and increased recovery of General and Administrative expenses and fees on subcontracted work.

    Direct salaries and other operating costs increased to $15,622,200 from $15,521,000, representing 89.7% and 86.4% of net revenue for the three months ended November 30, 1995 and 1994, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, increased informa-tion systems, including contracts and procurement, increased international marketing, and proposal costs, offset by decreases in incentive compensation expense.

    General, and administrative costs decreased to $796,600 from $1,129,800, and decreased to 4.6% and 6.3% of net revenue, respectively. The decrease in costs was related to decreases in incentive compensation and the reduction of administrative staff in the fourth quarter of fiscal 1995.

    As a result of the above factors, income from operations for the three months ended November 30, 1995 and 1994 decreased 24.0% to $994,200 from $1,307,700 representing 5.7% and 7.3% of net revenue. Interest expense, net, decreased $6,100 for the three months ended November 30, 1995, compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long- term debt principal balances, partially offset by increased short-term borrowings to fund federal subcontracting payment requirements on certain contracts.

    The provision for income taxes was $357,200 and $480,200 for the three months ended November 30, 1995 and 1994, respectively, representing effective rates of 40% for both years.

    Net income was $535,800 for the three months ended November 30, 1995, compared to $720,200 for the three months ended November 30, 1994.

Liquidity and Capital Resources

    Cash and cash equivalents (cash) decreased by $3,021,100 for the three months ended November 30, 1995. The decrease principally resulted from increases in costs and estimated earnings in excess of billings on uncompleted contracts, and the decrease in accounts payable and accrued expenses. This decrease was partially offset by net income, decrease in accounts receivable, and depreciation and amortization.

    The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $253,400 and $327,100 for the three months ended November 30, 1995 and 1994, respectively.

    At November 30, 1995, the Company had outstanding long-term debt, including current portion, of $4,606,900 decreased by repayments of $191,300 from the August 31, 1995 balance of $4,798,200. The Company had no borrowings under its revolving line of credit at November 30, 1995, consistent with August 31, 1995.

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

     None


(b)
     Reports on Form 8-K

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EA Engineering, Science, and
                                           Technology, Inc. & Subsidiaries
                                           -------------------------------
                                                (Registrant)





 January 8, 1996                   By:   /s/ Loren D. Jensen
-----------------                        -----------------------------------
                                                       (Signature)


                                              Loren D. Jensen
                                         -----------------------------------


                                              Chairman, President, and
                                              Chief Executive Officer
                                         -----------------------------------
                                                       (Title)


 January 8, 1996                   By:    /s/ Joseph A. Spadaro
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