Form 10-Q
period 1996-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1996-04-12
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended: February 28, 1996  Commission File No. 0-15587
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

                                                         Yes   X    No
                                                       -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT APRIL 12, 1996                 6,151,400
                                                    -----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets..................................... 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity....... 5
    Consolidated Statements of Operations.................................... 6
    Consolidated Statements of Cash Flows.................................... 7
    Notes to Consolidated Financial Statements............................... 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................11

PART II - OTHER INFORMATION..................................................14

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding........................16

EXHIBIT 27

      Financial Data Schedule................................................17

                         PART I - FINANCIAL INFORMATION


The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. & Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's August 31, 1995 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated November 22, 1995.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         February 28,         August 31,
                                                            1996                 1995
                                                         ------------         ----------
CURRENT ASSETS:

   Cash and cash equivalents.......................      $ 3,116,900          $ 3,813,900
   Accounts receivable, net........................       10,966,800           14,858,100
   Costs and estimated earnings in excess of
      billings on uncompleted contracts............       12,452,500           10,735,000
   Prepaid expenses and other......................        2,375,000            1,711,300
                                                         -----------          -----------

      Total Current Assets.........................       28,911,200           31,118,300
                                                         -----------          -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment...............       14,793,100           14,403,800
   Leasehold improvements..........................        3,666,700            3,652,400
                                                         -----------          -----------

                                                          18,459,800           18,056,200

   Less-Accumulated depreciation and amortization..      (15,047,600)         (14,255,900)
                                                         -----------          -----------

      Net Property and Equipment...................        3,412,200            3,800,300
                                                         -----------          -----------

OTHER ASSETS.......................................        1,498,200            1,449,200
                                                         -----------          -----------

      Total Assets.................................      $33,821,600          $36,367,800
                                                         ===========          ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          February 28,         August 31,
                                                              1996                1995
                                                          ------------         ----------
CURRENT LIABILITIES:

   Accounts payable.................................      $ 4,660,500          $ 5,960,800
   Accrued expenses.................................          576,200              856,500
   Accrued salaries, wages and benefits.............        4,297,500            4,595,700
   Income taxes payable.............................             --                227,600
   Current portion of long-term debt................          765,500              765,500
   Billings in excess of costs and estimated
      earnings on uncompleted contracts.............        1,161,300            1,049,300
                                                          -----------          -----------
      Total Current Liabilities.....................       11,461,000           13,455,400
                                                          -----------          -----------

LONG-TERM DEBT, net of current portion..............        3,650,000            4,032,700
                                                          -----------          -----------

      Total Liabilities                                    15,111,000           17,488,100
                                                          -----------          -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,130,600 and 6,091,900 shares
      issued and outstanding.........................          61,300               60,900
   Preferred stock, $.01 par value; 8,000,000 shares
      authorized; none issued........................            --                   --
   Capital in excess of par value....................      10,663,900           10,538,700
   Retained earnings.................................       7,985,400            8,280,100
                                                          -----------          -----------

      Total Stockholders' Equity.....................      18,710,600           18,879,700
                                                          -----------          -----------

         Total Liabilities and Stockholders' Equity..     $33,821,600          $36,367,800
                                                          ===========          ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended                   Six Months Ended
                                           February 28,    February 28,       February 28,      February 28,
                                              1996             1995               1996              1995
                                           -----------     -----------        ------------      ------------
Total revenue............................  $19,192,800     $21,539,000        $ 42,132,900      $43,960,200
Less - Subcontractor costs...............   (4,735,600)     (4,803,200)        (10,262,700)      (9,265,900)
                                           -----------     -----------        ------------      -----------

    Net revenue..........................   14,457,200      16,735,800          31,870,200       34,694,300
                                           -----------     -----------        ------------      -----------

Operating expenses:
    Direct salaries and other operating..   14,849,400      14,705,900          30,471,600       30,226,900
    General and administrative...........      876,300       1,096,100           1,672,900        2,225,900
                                           -----------     -----------        ------------      -----------

       Total operating expenses..........   15,725,700      15,802,000          32,144,500       32,452,800

Income (loss) from operations............   (1,268,500)        933,800            (274,300)       2,241,500

Interest expense, net....................     (115,700)        (98,400)           (216,900)        (205,700)
                                           -----------     -----------        ------------      -----------

Income (loss) before income taxes........   (1,384,200)        835,400            (491,200)       2,035,800

Provision for (benefit from)
    income taxes.........................     (553,700)        334,200            (196,500)         814,400
                                           -----------     -----------        ------------      -----------
Net income (loss)........................   $ (830,500)     $  501,200          $ (294,700)     $ 1,221,400
                                           ===========     ===========        ============      ===========

Net income (loss) per share..............       $(0.13)          $0.08              $(0.05)           $0.20
                                                ======           =====              ======            =====

Weighted average shares outstanding......    6,183,300       6,170,000           6,179,600        6,153,800
                                             =========       =========           =========        =========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                           --------------------------------
                                                           February 28,        February 28,
                                                               1996                1995
                                                           ------------        ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net income (loss).................................     $  (294,700)        $ 1,221,400
    Noncash expenses included in net income (loss) -
        Depreciation and amortization.................         791,700             835,900
        Deferred income taxes.........................            --              (100,000)
        Current provision for (benefit from)
           income taxes...............................        (196,500)            514,400
    Net (increase) decrease in noncash assets -
        Accounts receivable, net......................       3,891,200           1,352,100
        Costs and estimated earnings in excess of
          billings on uncompleted contracts...........      (1,717,400)         (3,896,900)
        Prepaid expenses and other assets.............        (312,500)            575,400
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses.........      (1,878,800)         (1,044,400)
        Payments of income taxes......................        (431,300)           (435,900)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts...........         112,000              38,900
                                                           -----------         -----------

        Net cash flows used for operating activities..         (36,300)           (939,100)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock............         125,600             655,000
    Reduction of long-term debt.......................        (382,700)           (423,300)
                                                           -----------         -----------

        Net cash flows from (used for) financing
          activities..................................        (257,100)            231,700
                                                           -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net........................        (403,600)           (643,600)
                                                           -----------         -----------

       Net cash flows used for investing activities...        (403,600)           (643,600)
                                                           -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............        (697,000)         (1,351,000)
                                                           -----------         -----------

CASH AND CASH EQUIVALENTS, beginning of period........       3,813,900           3,988,500
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, end of period..............     $ 3,116,900         $ 2,637,500
                                                           ===========         ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1996 AND 1995


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

Major Clients--

    For the six months ended February 28, 1996 and 1995, various agencies of the federal government provided 45% and 67% of net revenue, and as of February 28, 1996 accounted for approximately 54% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Segment Information--

    The Company operates within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Reclassifications--

    Certain prior year balances have been reclassified to conform with current year presentation.

Supplemental Disclosures of Cash Flow Information--

    Cash paid during the six months ended February 29, 1996 and 1995 for interest was $254,600 and $259,700, respectively. Retirements of property and equipment for the same periods were $0 and $45,800, respectively.

    Short-term borrowings information for the six months ended February 28, 1996 and 1995 is as follows:

                                                      Six Months Ended
                                                         February 28,
                                                     --------------------
                                                       1996          1995
                                                       ----          ----

Balance as of end of period.......................  $     --      $     --
Maximum amount outstanding during the period......   5,490,900     1,058,200
Average outstanding month-end balance during
   the period.....................................   1,065,900          --
Weighted average interest rate during the period..         8.6%          8.2%
Interest rate at the end of period................         8.3%          9.0%
Interest expense..................................  $   59,000    $    4,500

   The Company's debt agreements require that the Company maintain certain financial ratios.

Note 2.  BANK FINANCING ARRANGEMENTS:

   The Company maintains a revolving line of credit arrangement with a commercial bank. The borrowing facility consists of a revolving line of credit for up to $9,500,000 and a $3,000,000 long-term note payable with interest only payments due quarterly and principal due on expiration of the agreement. Borrowings under the arrangement are unsecured. Interest is charged at either the bank's prime rate or LIBOR plus 150 basis points, at the Company's election on a quarterly basis. The interest rate is subject to quarterly modifications based on certain financial ratios, with a maximum rate of 25 basis points above the bank's prime or LIBOR plus 240 basis points. This arrangement expires on February 28, 1998. However, the Company's short-term borrowings are due on the earlier of the bank's demand or expiration of the agreement. If the Company's total borrowings fall below $3,000,000 at any time, the bank invests the excess in interest bearing overnight funds.


Note 3.  NET INCOME (LOSS) PER SHARE:

   Net income (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Note 4.  PROFIT SHARING AND EMPLOYEE INCENTIVE PLANS:

   EA maintains a defined contribution plan covering all employees who are at least 21 years of age and have completed one year of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors, and for voluntary employee contributions. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the six months ended February 28, 1996 and 1995, discretionary employer matching contributions were $364,400 and $341,000, respectively.

   The Company also maintains an Incentive Compensation Plan which provides for both quarterly incentive payouts to all employees and annual incentive payouts to certain management personnel if pre-determined goals, approved by the Board of Directors, are exceeded. For the six months ended February 28, 1995, the total amount expensed under the incentive plan was $445,000. There was no expense incurred under the incentive plan for the six months ended February 28, 1996.

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

   The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 192,600 options are issued and outstanding as of February 28, 1996 having an average exercise price of $4.29. There were 394,800 shares available for issuance as of February 28, 1996.

   The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares monthly through payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 233,100 shares remain authorized for distribution under the Plan as of February 28, 1996.

   The Company maintains two Non-Employee  Director Stock Option Plans (1995 and
1993) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 30,000 options, which were outstanding as of February 28, 1996, ranged between $2.445 and $6.125, which equaled the fair market value at the date of grant. A total of 28,500 options remain reserved for the Director Stock Option Plans as of February 28, 1996.

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

Three Months Ended February 28, 1996

   Net revenue for the three months ended February 28, 1996 was $14,457,200, a decrease of 13.6% from $16,735,800 for the same period in 1995. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State, and Local Government, and Federal Non-DOD agency activities. Additionally, price competition remains intense within the environmental services industry, further surpressing net revenue levels compared to the prior year's second quarter.

   Direct salaries and other operating costs increased to $14,849,400 from $14,705,900, representing 102.7% and 87.9% of net revenue for the three months ended February 28, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, increased costs related to information system enhancements, increased international marketing and proposal costs.

   General and administrative costs decreased to $876,300 from $1,096,100, and decreased to 6.1% and 6.5% of net revenue, respectively. The decrease in costs was related to the reduction of administrative staff in the fourth quarter of fiscal 1995.

   As a result of the above factors, the loss from operations for the three months ended February 28, 1996 was $1,268,500 or 8.8% of net revenue compared to income from operations of $933,800 or 5.6% of net revenue for the three months ended February 28, 1995. Interest expense, net, increased $17,300 for the three months ended February 28, 1996, compared to the prior year. The net increase in interest expense is primarily the result of increased short-term borrowings to fund federal subcontracting payment requirements on certain contracts partially offset by decreasing long-term debt principal balances.

   The benefit from income taxes was $533,700 for the three months ended February 28, 1996 compared to a provision for income taxes of $334,200 for the three months ended February 28, 1995, representing effective rates of 40% for both years.

   Net loss for the three months ended February 28, 1996 was $830,500, 5.7% of net revenue, compared to net income of $501,200, 3.0% of net revenue for the three months ended February 28, 1995.

Six Months Ended February 28, 1996

   Net revenue for the six months ended February 28, 1996 was $31,870,200, a decrease of 8.1% from $34,694,300 for the same period in 1995. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State, and Local Government, Federal Non-DOD agency activities, and increased recovery of General and Administrative expenses and fees on subcontracted work.

   Direct salaries and other operating costs increased to $30,471,600 from $30,226,900, representing 95.6% and 87.1% of net revenue for the six months ended February 28, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, increased costs related to information system enhancements, increased international marketing, and proposal costs, offset by decreases in incentive compensation expense.

   General and administrative costs decreased to $1,672,900 from $2,225,900, and decreased to 5.2% and 6.4% of net revenue, respectively. The decrease in costs was related to decreases in incentive compensation and the reduction of administrative staff in the fourth quarter of fiscal 1995.

   As a result of the above factors, the loss from operations for the six months ended February 28, 1996 was $274,300, or .9% of net revenue, as compared to income from operations of $2,241,500, or 6.5% of net revenue, for the six months ended February 28, 1995. Interest expense, net, increased $11,200 for the six months ended February 28, 1996, compared to the prior year. The net increase in interest expense is primarily the result of increased short-term borrowings to fund federal subcontracting payment requirements on certain contracts, partially offset by decreasing long-term debt principal balances.

   The benefit from income taxes was $196,500 for the six months ended February 28, 1996, compared to a provision for income taxes of $814,400 for the six months ended February 28, 1995, representing effective rates of 40% for both years.

   Net loss for the six months ended February 28, 1996 was $294,700, or .9% of net revenue, compared to net income of $1,221,400, or 3.5% of net revenue for the six months ended February 28, 1995.

Liquidity and Capital Resources

   Cash and cash equivalents decreased by $697,000 for the six months ended February 28, 1996. The decrease principally resulted from increases in costs and estimated earnings in excess of billings on uncompleted contracts, the decrease in accounts payable and accrued expenses, and long-term debt principal repayments. This decrease was partially offset by a decrease in accounts receivable and noncash charges.

   The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $403,600 and $643,600 for the six months ended February 28, 1996 and 1995, respectively.

   At February 28, 1996, the Company had outstanding long-term debt, including current portion, of $4,415,500 decreased by repayments of $382,700 from the August 31, 1995 balance of $4,798,200. The Company had no borrowings under its revolving line of credit at February 28, 1996, consistent with August 31, 1995.

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


                                            EA Engineering, Science, and
                                            Technology, Inc. & Subsidiaries
                                            -------------------------------
                                                 (Registrant)





  April 12, 1996                      By:   /s/ Loren D. Jensen
- -----------------                           -----------------------------------
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


  April 12, 1996                      By:    /s/ Joseph A. Spadaro
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