Form 10-Q
period 1996-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1996-07-12
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended: May 31, 1996 Commission File No. 0-15587
                             ------------                    --------


                 EA Engineering, Science, and Technology, Inc.
                -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                  52-0991911
               ----------                                ------------
       (State or other jurisdiction                     of (IRS Employer
       incorporation or organization)                 identification No.)


          11019 McCormick Road, Hunt Valley, Maryland           21031
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

                                 Yes   X    No
                                -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT JULY 12, 1996                  6,159,936
                                                    -----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX


                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets.................................. 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity.... 5
    Consolidated Statements of Operations................................. 6
    Consolidated Statements of Cash Flows................................. 7
    Notes to Consolidated Financial Statements............................ 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................11

PART II - OTHER INFORMATION...............................................14

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding. . . . . . . . . . .16

EXHIBIT 27

      Financial Data Schedule.............................................17

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            May 31,            August 31,
                                                             1996                 1995
                                                          -----------          ----------
CURRENT ASSETS:

   Cash and cash equivalents.......................      $ 1,310,800         $ 3,813,900
   Accounts receivable, net........................       12,298,500          14,858,100
   Costs and estimated earnings in excess of
      billings on uncompleted contracts............       14,016,900          10,735,000
   Prepaid expenses and other......................        2,029,800           1,711,300
                                                         -----------         -----------

      Total Current Assets.........................       29,656,000          31,118,300
                                                         -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment...............       14,994,800          14,403,800
   Leasehold improvements..........................        3,682,400           3,652,400
                                                         -----------         -----------

                                                          18,677,200          18,056,200

   Less-Accumulated depreciation and amortization..      (15,464,200)        (14,255,900)
                                                         -----------         -----------

      Net Property and Equipment...................        3,213,000           3,800,300
                                                         -----------         -----------

OTHER ASSETS.......................................        1,449,000           1,449,200
                                                         -----------         -----------

      Total Assets.................................      $34,318,000         $36,367,800
                                                         ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             May 31,           August 31,
                                                              1996               1995
                                                          ------------       -------------
CURRENT LIABILITIES:

   Accounts payable..................................      $ 5,209,100          $ 5,960,800
   Accrued expenses..................................          622,800              856,500
   Accrued salaries, wages and benefits..............        3,985,200            4,595,700
   Income taxes payable..............................             --                227,600
   Current portion of long-term debt.................          705,100              765,500
   Billings in excess of costs and estimated
      earnings on uncompleted contracts..............        1,100,000            1,049,300
                                                           -----------          -----------
      Total Current Liabilities......................       11,622,200           13,455,400
                                                           -----------          -----------

LONG-TERM DEBT, net of current portion...............        3,651,400            4,032,700
                                                           -----------          -----------

      Total Liabilities                                     15,273,600           17,488,100
                                                           -----------          -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,160,600 and 6,091,900 shares
      issued and outstanding.........................           61,600               60,900
   Preferred stock, $.01 par value; 8,000,000 shares
      authorized; none issued........................             --                   --
   Capital in excess of par value....................       10,754,100           10,538,700
   Retained earnings.................................        8,228,700            8,280,100
                                                           -----------          -----------

      Total Stockholders' Equity.....................       19,044,400           18,879,700
                                                           -----------          -----------

         Total Liabilities and Stockholders' Equity..      $34,318,000          $36,367,800
                                                           ===========          ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended               Nine Months Ended
                                                   May 31,             May 31,         May 31,          May 31,
                                                    1996                1995            1996             1995
                                                  -----------       -----------      ----------       ----------
Total revenue.............................        $22,339,700       $23,427,100     $ 64,472,600      $ 67,387,300
Less - Subcontractor costs................         (5,708,600)       (4,901,400)     (15,971,300)      (14,167,300)
                                                  -----------       -----------     ------------      ------------

    Net revenue...........................         16,631,100        18,525,700       48,501,300        53,220,000
                                                  -----------       -----------     ------------      ------------

Operating expenses:
    Direct salaries and other operating...         15,359,400        16,160,400       45,831,000        46,363,800
    General and administrative............            792,500         1,168,500        2,465,400         3,417,900
                                                  -----------       -----------     ------------      ------------

       Total operating expenses...........         16,151,900        17,328,900       48,296,400        49,781,700

Income from operations....................            479,200         1,196,800          204,900         3,438,300

Interest expense, net.....................            (73,700)         (104,100)        (290,600)         (309,800)
                                                  -----------       -----------     ------------      ------------

Income (loss) before income taxes.........            405,500         1,092,700          (85,700)        3,128,500

Provision for (benefit from)
    income taxes..........................            162,200           437,100          (34,300)        1,251,500
                                                  -----------       -----------     ------------      ------------
Net income (loss).........................        $   243,300       $   655,600     $    (51,400)     $  1,877,000
                                                  ===========       ===========     ============      ============

Net income (loss) per share...............              $0.04             $0.11           $(0.01)            $0.30
                                                       ======             =====           ======             =====

Weighted average shares outstanding.......          6,194,000         6,186,300     `  6,127,700         6,164,800
                                                    =========         =========        =========         =========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                               -------------------------------
                                                                  May 31,            May 31,
                                                                   1996               1995
                                                               -----------         -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
    Net income (loss)................................          $   (51,400)        $ 1,877,000
    Noncash expenses included in net income (loss) -
        Depreciation and amortization................            1,208,300           1,236,700
        Deferred income taxes........................              (85,600)               --
        Current provision for (benefit from)
           income taxes..............................               51,300             851,300
    Net (increase) decrease in noncash assets -
        Accounts receivable, net.....................            2,559,600             (27,200)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts..........           (3,281,900)         (5,618,600)
        Prepaid expenses and other assets............               14,700             284,500
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses........           (1,595,900)            274,300
        Refunds of income taxes......................                2,200              13,400
        Payments of income taxes.....................             (528,500)           (681,200)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts..........               50,700             142,700
                                                               -----------         -----------

        Net cash flows used for operating activities.           (1,656,500)         (1,647,100)
                                                               ------------        ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock...........              216,100             736,500
    Reduction of long-term debt......................             (441,700)           (635,000)
                                                               -----------         -----------

        Net cash flows from (used for) financing
          activities.................................             (225,600)            101,500
                                                               -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net.......................             (621,000)           (938,700)
                                                               -----------         -----------

       Net cash flows used for investing activities..             (621,000)           (938,700)
                                                               -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS............           (2,503,100)         (2,484,300)
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, beginning of period.......            3,813,900           3,988,500
                                                               -----------         -----------
CASH AND CASH EQUIVALENTS, end of period.............          $ 1,310,800         $ 1,504,200
                                                               ===========         ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995


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

Major Clients--

    For the nine months ended May 31, 1996 and 1995, various agencies of the federal government provided 53% and 66% of net revenue, and as of May 31, 1996 accounted for approximately 50% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Segment Information--

    The Company operates within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Reclassifications--

    Certain prior year balances have been reclassified to conform with current year presentation.

Supplemental Disclosures of Cash Flow Information--

    Cash paid during the nine months ended May 31, 1996 and 1995 for interest was $370,200 and $376,100, respectively. Retirements of property and equipment for the same periods were $0 and $45,800, respectively.

    Short-term borrowings information for the nine months ended May 31, 1996 and 1995 is as follows:

                                                          Nine Months Ended
                                                                May 31,
                                                        --------------------
                                                         1996          1995
                                                        ------         -----

Balance as of end of period.......................   $     --       $     --
Maximum amount outstanding during the period......    1,721,800       2,462,900
Average outstanding month-end balance during
   the period.....................................      263,200         175,200
Weighted average interest rate during the period..          8.5%            9.0%
Interest rate at the end of period................          8.3%            9.0%

   The Company's debt agreements require that the Company maintain certain financial ratios.

   As of May 31, 1996, the Company restructured its bank financing arrangements (see Note 2).

Note 2.  BANK FINANCING ARRANGEMENTS:

   The Company renegotiated its revolving line of credit arrangement with a commercial bank in May 1996. The new borrowing facility consists of a long-term revolving line of credit through January 31, 1998 for up to $12,500,000. Borrowings under the facility are unsecured. Interest is charged at either 90% of the bank's prime rate or LIBOR + 150 basis points, at the Company's election on a monthly basis. The interest rate is subject to quarterly modifications based on certain financial ratios with a maximum rate of the bank's prime or LIBOR + 200 basis points.

Note 3.  NET INCOME (LOSS) PER SHARE:

   Net income (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Note 4.  PROFIT SHARING AND EMPLOYEE INCENTIVE PLANS:

   EA maintains a defined contribution plan covering all employees who are at least 21 years of age and have completed one year of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors, and for voluntary employee contributions. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the nine months ended May 31, 1996 and 1995, discretionary employer matching contributions were $555,900 and $535,200, respectively.

   The Company also maintains an Incentive Compensation Plan which provides for both quarterly incentive payouts to all employees and annual incentive payouts to certain management personnel if pre-determined goals, approved by the Board of Directors, are exceeded. For the nine months ended May 31, 1995, the total amount expensed under the incentive plan was $670,000. There was no expense incurred under the incentive plan for the nine months ended May 31, 1996.

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

   The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 177,771 options are issued and outstanding as of May 31, 1996 having an average exercise price of $4.528. There were 394,841 shares available for issuance as of May 31, 1996.

   The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares monthly through payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 218,626 shares remain authorized for distribution under the Plan as of May 31, 1996.

   The Company maintains two Non-Employee  Director Stock Option Plans (1995 and
1993) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 30,000 options, which were outstanding as of May 31, 1996, ranged between $2.445 and $6.125, which equaled the fair market value at the date of grant. A total of 28,500 options remain reserved for the Director Stock Option Plans as of May 31, 1996.

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

Three Months Ended May 31, 1996

   Net revenue for the three months ended May 31, 1996 was $16,631,100, a decrease of 10.2% from $18,525,700 for the same period in 1995. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State, and Local Government, and Federal Non-DOD agency activities and increased recovery of general and administrative expenses and fees on subcontracted work. Additionally, price competition remains intense within the environmental services industry, further surpressing revenue levels compared to the prior year's third quarter.

   Direct salaries and other operating costs decreased to $15,359,400 from $16,160,400, representing 92.4% and 87.2% of net revenue for the three months ended May 31, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, increased costs related to information system enhancements, and increased international marketing and proposal costs. The increase was partially offset by a decrease in incentive compensation expense.

   General and administrative costs decreased to $792,500 from $1,168,500, and decreased to 4.8% from 6.3% of net revenue, respectively. The decrease in costs was related to a decrease in incentive compensation expense and the reduction of administrative staff particularly in the fourth quarter of fiscal 1995 and first quarter of fiscal 1996.

   As a result of the above factors, income from operations for the three months ended May 31, 1996 was $479,200 or 2.9% of net revenue compared to income from operations of $1,196,800 or 6.5% of net revenue for the three months ended May 31, 1995. Interest expense, net, decreased $30,400 for the three months ended May 31, 1996, compared to the prior year. The net decrease in interest expense is primarily the result of lower interest rates, and decreasing long-term principal balances, partially offset by increased borrowings on the revolving credit facility.

   The provision for income taxes was $162,200 for the three months ended May 31, 1996 compared to a provision for income taxes of $437,100 for the three months ended May 31, 1995, representing effective rates of 40% for both years.

   Net income for the three months ended May 31, 1996 was $243,300, 1.5% of net revenue, compared to net income of $655,600, 3.5% of net revenue for the three months ended May 31, 1995.

Nine Months Ended May 31, 1996

   Net revenue for the nine months ended May 31, 1996 was $64,472,600, a decrease of 4.3% from $67,387,300 for the same period in 1995. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State, and Local Government, Federal Non-DOD agency activities, and increased recovery of General and Administrative expenses and fees on subcontracted work. Price competition has been intense within the environmental services industy, further surpressing revenue levels compared to the same period last year.

   Direct salaries and other operating costs decreased to $45,831,000 from $46,363,800, representing 94.5% and 87.1% of net revenue for the nine months ended May 31, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, increased costs related to information system enhancements, and increased international marketing and proposal costs, offset by decreases in incentive compensation expense.

   General and administrative costs decreased to $2,465,400 from $3,417,900, and decreased to 5.1% and 6.4% of net revenue, respectively. The decrease in costs was related to decreases in incentive compensation and the reduction of administrative staff in the fourth quarter of fiscal 1995.

   As a result of the above factors, income from operations for the nine months ended May 31, 1996 was $204,900, or .4% of net revenue, as compared to income from operations of $3,438,300, or 6.5% of net revenue, for the nine months ended May 31, 1995. Interest expense, net, decreased $19,200 for the nine months ended May 31, 1996, compared to the prior year. The net decrease in interest expense is primarily the result of lower interest rates and decreasing long-term debt principal balances, partially offset by increased borrowings under the revolving line of credit to fund federal subcontracting payment requirements on certain contracts.

   The benefit from income taxes was $34,300 for the nine months ended May 31, 1996, compared to a provision for income taxes of $1,251,500 for the nine months ended May 31, 1995, representing effective rates of 40% for both years.

   Net loss for the nine months ended May 31, 1996 was $51,400, or .1% of net revenue, compared to net income of $1,877,000, or 3.5% of net revenue for the nine months ended May 31, 1995.

Liquidity and Capital Resources

   Cash and cash equivalents decreased by $2,503,100 for the nine months ended May 31, 1996. The decrease principally resulted from increases in costs and estimated earnings in excess of billings on uncompleted contracts, the decrease in accounts payable and accrued expenses, long-term debt principal repayments, and income tax payments. This decrease was partially offset by a decrease in accounts receivable.

   The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $621,000 and $938,700 for the nine months ended May 31, 1996 and 1995, respectively.

   During the nine-month period ended May 31, 1996, the Company made repayments of $441,700 on its long-term debt, decreasing the balance to $4,356,500 as of May 31, 1996 from the August 31, 1995 balance of $4,798,200. The Company had no short-term borrowings under its revolving line of credit at May 31, 1996, consistent with August 31, 1995.

   The Company's existing funds, cash from operations, and the available portion of its $12,500,000 credit arrangement are expected to be sufficient to meet the Company's present cash needs. Also, as part of its banking arrangements, the Company has a $2,000,000 available line of credit for equipment financing. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers and leasing companies. The Company also believes it has the ability to raise capital through public or private placement of debt and will pursue such options as the need arises to expand business services, facilities, or acquire equipment in conjunction with a review of the most cost effective means for the Company and its stockholders.

   While the Company believes that there is sufficient market demand to support its contracting capacity, there can be no assurance that this demand will exist or continue. Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

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


                                          EA Engineering, Science, and
                                          Technology, Inc. & Subsidiaries
                                          -------------------------------
                                          (Registrant)





  July 12, 1996                           By:    /s/ Loren D. Jensen
- ------------------                              -------------------------
                                                    (Signature)



                                                 Loren D. Jensen
                                                 ------------------------


                                                 Chairman, President, and
                                                 Chief Executive Officer
                                                 ------------------------
                                                      (Title)


  July 12, 1996                           By:  /s/ Joseph A. Spadaro
- -----------------                             ---------------------------
                                               (Signature)


                                               Joseph A. Spadaro
                                              ---------------------------


                                               Executive Vice President,
                                               Chief Financial Officer
                                              ----------------------------
                                               (Title)

                                                                       EXHIBIT 1


                 EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                SCHEDULE OF WEIGHTED AVERAGE SHARES OUTSTANDING

                                                        Three Months Ended                   Nine Months Ended
                                                     May 31,          May 31,              May 31,          May 31,
                                                      1996             1995                 1996             1995
                                                    ------------    -----------         -----------      -----------
Weighted average shares of common stock              6,155,700       6,061,700           6,127,700        5,965,200

Impact of dilutive stock options of
207,800 and 357,200 as of May 31, 1996
and May 31, 1995, respectively                          38,300         124,600                --            199,600
                                                     ---------       ---------           ---------        ---------

Weighted average shares of common stock              6,194,000       6,168,300           6,127,700        6,164,800
                                                     =========       =========           =========        =========