Form 10-K
period 1996-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1996-11-22
CIK 802492

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 1996         Commission File Number 0-15587

                  EA Engineering, Science, and Technology, Inc.

             (Exact Name of registrant as specified in its charter)

                 Delaware                                52-0991911
         ------------------------                  -----------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

   11019 McCormick Road, Hunt Valley, MD                    21031
-----------------------------------------                  --------
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

      Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of November 1, 1996, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $8,200,000 based on the closing price of the Common Stock as provided by the National Association of Securities Dealers through NASDAQ on November 1, 1996.

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

                Class                          Outstanding at November 1, 1996
 ------------------------------------        -----------------------------------
    Common Stock, par value $.01                      6,177,900 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Annual Report to Stockholders for the year ended August 31, 1996, portions of which are incorporated by reference in Part II of this Report.

  2. Proxy Statement for the Annual Meeting of Stockholders scheduled for January 15, 1997, portions of which are incorporated by reference in Part III of this Report.

                 EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                                   FORM 10-K
                               TABLE OF CONTENTS



Item                                                                     Page

                                     PART I

  1    Business                                                            1
  2    Properties                                                          9
  3    Legal Proceedings                                                  10
  4    Submission of Matters to a Vote of Shareholders                    10

                                    PART II

  5    Market for the Registrant's Common Stock and Related
         Shareholder Matters                                              11
  6    Selected Financial Data                                            12
  7    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        13
  8    Financial Statements and Supplementary Data                        17
  9    Disagreements on Accounting and Financial Disclosure               32

                                    PART III

 10    Directors and Executive Officers of the Registrant                 33
 11    Executive Compensation                                             33
 12    Security Ownership of Certain Beneficial Owners and Management     33
 13    Certain Relationships and Related Transactions                     33

                                    PART IV

 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   34
       Signatures                                                         38
       Exhibit Index                                                      39

                                     PART I


ITEM 1.     BUSINESS

General

EA Engineering, Science, and Technology, Inc. is a multidisciplinary environmental services organization. Through its nationally oriented business service areas, the Company offers a wide range of consulting, engineering, analytical, and remediation capabilities to characterize and resolve existing and potential threats to the environment and to human health and safety. The Company provides its services to private sector and government clients from 20 offices located across the nation.

As of August 31, 1996, the Company's organizational structure consisted of the parent company, EA Engineering, Science, and Technology, Inc. ("EA") and its wholly-owned subsidiary, EA Financial, Inc.,and its wholly-owned subsidiaries, EA Global, Inc. and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. The entities are collectively referred to herein as the "Company."

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

During fiscal 1996, the environmental industry has been beleaguered by certain interests in Washington, DC. The intent of these special interest groups has been to weaken key components of environmental conservation and restoration legislations. The environmental industry has been affected by the delayed reauthorizations of air, water, and toxic waste programs as both private clients and governmental agencies have postponed environmental clean-up programs in response to the regulatory uncertainty.

Additionally, the delay in federal budget approvals for 1996 have compounded the industry's condition. The continuing budget curtailment of all federal agencies, including EPA, has resulted in slowdowns and major delays in regulatory enforcement of existing programs in nearly every segment of the industry: assessments, engineering design, and remedial construction and restoration. In certain cases, even previously approved and funded clean-up programs have been rescinded.

These conditions have left the industry with excess labor capacity, resulting in a dramatic increase in competitive pressures. During fiscal 1996, the Company maximized its revenues by marketing those indefinite delivery/indefinite delivery (ID/IQ) contracts it currently holds.

The Company's proposal strategy has consistently utilized a teaming approach, where necessary, to provide the appropriate levels of professional skills and capabilities (location, staff, and specialized skills or experience). The Company acts as the prime contractor or a subcontractor depending on the specific requirements of the proposal and the availability of teaming companies. As a result of the increasing opportunities with larger and longer term contracts, particularly within the federal government area, certain contract awards and current proposals include a higher level of teaming with companies who are competitors and/or who provide complementary strengths. Prior to fiscal 1996, subcontractor levels have approximated 13% to 22% of total revenue. Fiscal 1996 subcontractors represented almost 27% of total revenue, reflecting increased use of teaming partners and construction contractors, primarily for the Company's growing remediation services. Current backlog includes subcontractor amounts that, if fully authorized, could include subcontractor levels on specific contracts of approximately 35% to 50%. In cases where the Company acts as the prime contractor, it generally is able to add its administrative costs and fee to the subcontracted costs. Management believes that the increasing levels of teaming for certain larger contracts provide additional opportunities for future growth. However, the increased level of subcontracting may increase the potential risk for timely and quality performance by team members.

In fiscal 1995, EA incorporated EA Engineering, Science and Technology, de Mexico, S.A. de C.V. (EA de Mexico) in order for the company to submit proposals and operate its environmental business in Mexico. To date, EA de Mexico has received only nominal contracts in Mexico. EA de Mexico is a wholly-owned subsidiary of EA Financial, Inc.

Additionally, EA incorporated EA Global, Inc., a Delaware corporation, in 1995 in order for the Company to submit proposals and operate its environmental business in countries other than the United States and Mexico. To date, EA Global has received only nominal contracts. EA Global is a wholly-owned subsidiary of EA Financial, Inc.

Services

The Company's primary service areas are Risk Assessment and Management, Resource Management, Air and Water Quality Management, Strategic Environmental Manage-ment, Analytical Services, Site Investigations, Engineering Design, and Remediation Services. The multi-faceted nature of most environmental problems, however, requires a cross-section of professionals to provide an integrated solution, and strict classification by service area is not practical for most of the Company's projects.  In
providing  its  services,   the  Company  has  developed  certain  remedial  and
analytical technologies and processes for the mitigation and control of environmental damage and risks. In addition, the Company assists clients in responding to issues raised by regulatory agencies and community groups. All of the service areas are part of the vertically integrated capabilities that the Company may offer its clients.

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

The following table reflects the approximate percentage of net revenue derived by contract type in each of the three years in the period ended August 31, 1996:

                                  Year Ended August 31,
                            1996           1995           1994
-----------------------------------------------------------------------
Time and materials           33%            47%            46%
Fixed price                   41             26             32
Cost plus fixed fee           26             27             22
-----------------------------------------------------------------------
                            100%           100%           100%
=======================================================================

During fiscal 1996, the volume of the Company's work from fixed price contracts increased substantially. The Company considers this to be an industry trend whereby clients transfer additional risk to the prime contractor.

In general, the Company's contracts vary in length from one month to ten years and require performance of a particular project within the contractually specified time frame. Although the Company holds certain federal contracts with options for longer durations, most of these contracts require exercise of annual renewals by the client. A substantial portion of the Company's contracts represent the provision of separate services required from time to time by ongoing clients.

Clients

During fiscal 1996, the Company provided services to more than 550 industrial, utility, and government clients involving more than 2,100 projects in the private sector and 600 projects in the federal government sector. Although more private sector projects were performed, the portion of net revenue provided by the federal government was 53%, 64%, and 61% for the fiscal year 1996, 1995, and 1994, respectively. This is primarily due to EA's success in acquiring larger task orders under its existing federal ID/IQ type contracts.

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

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 1996:


                                              Year Ended August 31,
------------------------------------------------------------------------
                                          1996          1995        1994
------------------------------------------------------------------------
Federal government                         53%           64%         61%
Industrial and other private sector        33            23          20
Utilities                                   6             7          10
State and local government                  8             6           9
------------------------------------------------------------------------
                                          100%          100%        100%
========================================================================


Sales and Marketing

During fiscal 1996, the Company maintained its centrally coordinated business development efforts to provide greater synergy among the business units, as well as to position the Company for earlier opportunity identification and proactive response. The focus within business development was to maximize positive, direct interaction with clients and to facilitate successful assessment of and response to real-time marketplace requirements. Business development efforts continue at a high level with the Department of Defense, with significant resources directed at diversifying the Company's public sector client base. Efforts in the private sector have accelerated, with significant attention directed at establishing long-term relationships and obtaining basic ordering agreements with Fortune 500 clients. These efforts to diversify EA's client base are directed to provide the platform for greater stability and expanded growth.

At the end of fiscal 1996, the Company redirected its private sector business development to align it more closely with the primary service areas. As in previous years, marketing efforts are performed by senior professional personnel at the Company's headquarters and in each of its regional offices. The Company also conducts seminars and workshops on specific environmental problems for government, industry, and community groups. Historically, existing clients have been a significant source of referrals. The Company believes that participation by professional staff members as expert witnesses in environmental hearings and litigation results in additional referrals. Government business development will continue to be performed as a centrally-managed national function.

Backlog

At August 31, 1996, the Company's  total contract  backlog was  approximately  $
63.7 million which is approximately 5.3% lower than contract backlog of $ 67.3 million at August 31, 1995. The Company's net contract backlog (total less estimated subcontractor costs) was approximately $ 52.5 million at the end of fiscal 1996 compared to approximately $ 53.2 million at the end of fiscal 1995. The Company expects that approximately 80% of this backlog will be completed in fiscal 1997. The Company's total contract backlog attributable to federal government contracts as of August 31, 1996 was $41 million ($32 million, net) compared to $44 million ($32 million, net) a year earlier.

In addition to this contract backlog, at August 31, 1996, the Company held indefinite delivery/indefinite quantity type contracts from various clients, principally governmental agencies for up to $341.4 million ($197.0 million, net) compared to $393.6 million ($228.4 million, net) in 1995. The Company includes only work authorized under these contracts in its contract backlog.

There can be no assurance, however, that work under any of these contracts will be authorized or that work once authorized will not be cancelled. Generally, these contracts provide for a fixed percentage of profit based on estimated costs. In the event of cancellation, the Company is entitled to recover its incurred costs and associated profit. Terminations and cancellations of government contracts have not been material in the past. The level of backlog may fluctuate during each year, and accordingly, the backlog at any point in time does not necessarily reflect near-term anticipated operating results. Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak work-loads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company.

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

Employees

At August 31, 1996, the Company had approximately 720 full time employees compared to approximately 840 full time employees at August 31, 1995. The decrease in staff was a result of staff reductions in overhead positions and excess capacity in technical staff. Approximately 77% of these employees are engaged primarily in performing scientific, engineering, and remediation services. The remainder of the employees are engaged primarily in executive, administrative, and other support activities. The Company also hires part-time or temporary personnel to meet seasonal needs or the requirements of a particular contract. The Company's professional staff includes professional engineers, biologists, chemists, geologists, hydrologists, industrial hygienists, public health scientists, and computer scientists.

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

Licensing and Certification

The laboratory has been approved/validated to perform analyses for the Naval Facility Engineering Service Center (UFESC), the Air Force Center for Environmental Excellence (AFCEE), and the U.S. Army Corps of Engineers (Missouri River Division). Regulatory authorities frequently will not accept analytical evidence of compliance unless the analysis has been performed by a laboratory with relevant certifications such as those described above.

The laboratory is also certified by 39 different states including Maryland, New Jersey, New York, and California, and maintains certain local permits and licenses. Applications for certification are pending approval in one other state. Additionally, the laboratory has been authorized to do work by the District of Columbia and 10 states that do not have formal certification programs. The laboratory has certifications and permits to operate in states and jurisdictions where the Company performs its services. To support all of these programs, the laboratory must be periodically audited by these regulatory agencies and is required to participate in a variety of performance evaluations such as those conducted by the EPA and U.S. Army Corps of Engineers.

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

Regulatory Matters

Many environmental laws and regulations have been enacted by federal, state, and local governments in response to growing public concern over activities and substances deemed to have adverse effects on the environment and on human health and safety. As advances in analytical instrumentation have made detection of increasingly minute amounts of a substance possible, and as understanding of the often complex effects of substances on health and the environment has grown, such laws and regulations have become increasingly detailed and demanding. Compliance with these environmental laws and regula-tions by both private and public sector clients has been and will remain the primary force in creating demand for the Company's environmental, engineering, and analytical services.

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

Insurance

The Company maintains a full range of insurance coverage with professional errors and omissions liability insurance, including pollution liability coverage. There can be no assurance that the Company will not incur liability with respect to the professional services it renders or that such liability, if incurred, will not have a material adverse effect upon the Company. However, these insurance policies will provide limited protection and defense up to the stated amounts.

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


ITEM 2.  PROPERTIES

The Company's headquarters, Mid-Atlantic regional offices and central laboratories are located in suburban Baltimore, in approximately 91,000 square feet of leased space. Leases for these facilities are with partnerships, whose partners include the Chairman of EA and certain members of his family.

   The Company's regional United States offices are located in:


Baltimore, Maryland             Boston, Massachusetts         Lincoln, Nebraska
Silver Spring, Maryland         Pensacola, Florida            Dallas, Texas
New Castle, Delaware            San Francisco, California     San Antonio, Texas
Newburgh, New York              Sacramento, California        Anchorage, Alaska
Syracuse, New York              Seattle, Washington           Fairbanks, Alaska
Berkeley Heights, New Jersey    Chicago, Illinois             Honolulu, Hawaii

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SHAREHOLDER MATTERS

On October 31, 1986, EA common stock began public trading in the over-the-counter market under the symbol "EACO." The following table shows the high and low closing sales price reported on the NASDAQ National Market System. Such over-the-counter market quotations, however, reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.


                                               High          Low
Fiscal 1995:        First Quarter             $10.25        $6.75
                    Second Quarter              8.75         5.50
                    Third Quarter               7.25         5.25
                    Fourth Quarter              6.00         4.00

Fiscal 1996:        First Quarter              $5.25        $3.75
                    Second Quarter              4.13         3.50
                    Third Quarter               4.00         2.88
                    Fourth Quarter              3.50         2.25

On November 1, 1996, the closing price of the common stock as reported by NASDAQ was $1.50 per share. On that date, there were 1,100 holders of record.

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



                                                             Year Ended August 31,
-----------------------------------------------------------------------------------------------------------
                                           1996           1995         1994          1993           1992
-----------------------------------------------------------------------------------------------------------
                                                   (in thousands, except per share amounts)
Operations data:
  Total revenue                            $88,308       $92,365      $76,873        $61,126        $52,915
  Net revenue(1)                            64,354        72,471       63,748         52,941         45,411
  Income (loss) from operations               (444)        4,141        3,305          2,111         (2,058)
  Net income (loss)                           (580)        2,227        1,823          1,004         (1,876)
  Net income (loss) per share(2)            $(0.09)        $0.36        $0.30          $0.17         $(0.34)

 Weighted average number of shares
     outstanding(2)                          6,138         6,171        6,089          5,888          5,542

Balance sheet data:
  Working capital                          $15,955       $17,663      $14,317        $12,146        $ 8,041
  Total assets                              33,329        36,368       31,575         28,471         28,990
  Short-term borrowings                         --            --           --             --          6,393
  Long-term debt, net of current portion     2,665         4,033        4,798          5,034          2,483
  Stockholders' equity                     $18,558       $18,880      $15,177        $12,721        $11,542


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

Results of Operations

The following table sets forth the percentage relationships of selected items in the statements of operations to net revenue for the years indicated.


                                                  Year Ended August 31,
                                           -----------------------------------
                                            1996          1995          1994
------------------------------------------------------------------------------
Net revenue                                 100.0%        100.0%       100.0%
------------------------------------------------------------------------------
Operating expenses:
  Direct salaries and other operating        95.5          87.9         87.8
  General and administrative                  5.2           6.4          7.0
------------------------------------------------------------------------------
    Total operating expenses                100.7          94.3         94.8
------------------------------------------------------------------------------
Income (loss) from operations                (0.7)          5.7          5.2
Interest expense, net                        (0.6)         (0.6)        (0.4)
Income (loss) before income taxes            (1.3)          5.1          4.8
(Benefit from) provision for income taxes    (0.4)          2.0          1.9
------------------------------------------------------------------------------
    Net income                               (0.9)%         3.1%         2.9%
==============================================================================

Fiscal 1996 Compared to Fiscal 1995

Net revenue during fiscal 1996 decreased to $64,353,700 from $72,471,400. The decrease was primarily attributed to federal regulatory uncertainties and budgetary delays, partially offset by an increase in private industry revenues.

Direct salaries and other operating costs decreased 3.6% to $61,430,200 from $63,694,800. As a percentage of net revenue, however, direct salaries and other operating costs increased to 95.5% from 87.9% a year earlier. This increase was attributable to unrecoverable costs on certain projects and lower staff billability related to the reduction in available work. The Company performed staff reductions to the extent possible while keeping necessary staff capabilities required throughout the country for both project and business development purposes. Additionally, more time was devoted by staff to the development of new business and the completion of proposals in an attempt to maintain backlog at higher levels during a challenging economic period.

General and administrative costs decreased 27.4% to $3,367,100 in 1996 from $4,635,900 in 1995, or 5.2% and 6.4% of net revenue, respectively. The decrease was due to staff reductions and related overhead expense decreases.

As a result of the above factors, the loss from operations was $443,600 compared to income from operations of $4,140,700 in the prior year. Interest expense, net, decreased 16.5% to $357,500 from $428,200. The net decrease in interest expense is primarily the result of lower interest rates and decreasing long-term debt principal balances, partially offset by increased borrowings under the revolving line of credit to fund federal subcontracting payment requirements on certain projects.

The benefit from income taxes was $221,000 for the year ended August 31, 1996, compared to a provision for income taxes of $1,485,100, representing effective rates of 28% and 40%, respectively. The difference in effective tax rates between years relate primarily to the non-recognition of the future benefits attributable to a foreign loss and increases to certain permanent differences between financial and income tax reporting.

The net loss for the twelve months ended August 31, 1996, was $580,100, or .9% of net revenue, compared to net income of $2,227,400, or 3.1% of net revenue for the prior year.

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

Direct salaries and other operating expenses increased 13.8% to $63,694,800 from $55,995,000, and remained relatively constant as a percentage of net revenue at 87.9% and 87.8%, respectively. General, and administrative costs increased 4.2% to $4,635,900 from $4,447,900, but decreased as a percent of net revenue to 6.4% from 7.0%. Management expects the percentage of selling, general, and administrative expenses to net revenue to further decrease reflecting a decrease in staff at the end of the fourth quarter.

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

Direct salaries and other operating expenses increased 20.2% to $55,995,000 from $46,591,000, but decreased as a percentage of net revenue to 87.9% from 88.1%. The decrease as a percentage of net revenue primarily resulted from decreases in the incentive compensation plan and bad debt expense, offset by increases in expanded office quarters and computer networks. General and administrative costs increased 5.0% to $4,447,900 from $4,239,600, but decreased as a percentage of net revenue from 8.1% to 7.0%.

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

Liquidity and Capital Resources

Cash and cash equivalents (cash) decreased by $2,505,300 in 1996 compared to decreases of $174,600 in 1995 and $61,100 in 1994. The decrease in 1996 principally resulted from cash used in investing in the purchase of equipment and the net reduction of long-term debt.

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improvements) of approximately $1,008,500, $1,067,200, and $1,579,700 in 1996, 1995, and 1994, respectively, have been funded primarily from cash flows.

The Company has maintained its bank credit arrangement with a regional bank. The arrangement provides for maximum borrowings of $10,000,000 consisting of a revolving line of credit. Borrowings are limited to a percentage of accounts receivable and costs and estimated earnings in excess of billings. The interest on these borrowings varies between LIBOR + 150 and LIBOR + 200, depending on certain financial covenants. Borrowings are unsecured under this agreement which expires in January 1998.

At August 31, 1996, the Company had outstanding long-term debt, including current portion, of $3,309,100, which represented a decrease of $1,489,100 from the August 31, 1995 balance of $4,798,200. The Company had no short-term borrowings under its line of credit at August 31, 1996.

The Company's existing funds, cash from operations, and the available portion of its $10,000,000 bank line of credit are expected to be sufficient to meet the Company's present cash needs. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. The Company also believes it has the ability to raise capital through placement of debt and will pursue such options as the need arises to expand facilities or acquire equipment in conjunction with a review of the most cost effective means for the Company and its stockholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data



                                                                                     Page
Report of Independent Public Accountants                                                18

Consolidated Financial Statements:

  Consolidated Balance Sheets as of August 31, 1996 and 1995                         19-20

  Consolidated Statements of Operations for the years ended
     August 31, 1996, 1995, and 1994                                                    21

  Consolidated Statements of Changes in Stockholders' Equity for the years ended
     August 31, 1996, 1995, and 1994                                                    22

  Consolidated Statements of Cash Flows for the years ended
     August 31, 1996, 1995, and 1994                                                    23

  Notes to Consolidated Financial Statements for the years ended
     August 31, 1996, 1995, and 19934                                                24-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

We have audited the accompanying consolidated balance sheets of EA Engineering, Science, and Technology, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP


Baltimore, Maryland
October 2, 1996

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                             August 31,
                                                        1996           1995
-------------------------------------------------------------------------------
Current Assets:

   Cash and cash equivalents                        $ 1,308,600    $  3,813,900

   Accounts receivable, net                          12,692,700      14,858,100

   Costs and estimated earnings in excess
       of billings on uncompleted contracts          12,482,200      10,735,000
   Prepaid expenses and other                         1,576,900       1,711,300
-------------------------------------------------------------------------------
      Total Current Assets                           28,060,400      31,118,300
-------------------------------------------------------------------------------
Property and Equipment, at cost

   Furniture, fixtures, and equipment                12,784,500      14,403,800

   Leasehold improvements                             3,677,800       3,652,400
                                                   ----------------------------
                                                     16,462,300      18,056,200

   Less-Accumulated depreciation and amortization   (13,337,400)    (14,255,900)
-------------------------------------------------------------------------------
      Net Property and Equipment                      3,124,900       3,800,300
-------------------------------------------------------------------------------
Other Assets                                          2,143,200       1,449,200
-------------------------------------------------------------------------------
      Total Assets                                  $33,328,500     $36,367,800
===============================================================================

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               August 31,
                                                            1996        1995
--------------------------------------------------------------------------------
Current Liabilities:
   Accounts payable                                     $ 6,061,000  $ 5,960,800
   Accrued expenses                                       1,019,200      856,500
   Accrued salaries, wages and benefits                   3,183,400    4,595,700
   Income taxes payable                                          --      227,600
   Current portion of long-term debt                        644,600      765,500
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                            1,197,700    1,049,300
--------------------------------------------------------------------------------
      Total Current Liabilities                          12,105,900   13,455,400
--------------------------------------------------------------------------------
Long-Term Debt, net of current portion                    2,664,500    4,032,700
--------------------------------------------------------------------------------
      Total Liabilities                                  14,770,400   17,488,100
--------------------------------------------------------------------------------
Commitments
--------------------------------------------------------------------------------
Stockholders' Equity
   Common stock, $.01 par value; voting;
      10,000,000 shares authorized; 6,175,000                61,800       60,900
      and 6,091,900 shares issued and outstanding
   Preferred stock, $.01 par value;
      8,000,000 shares authorized; none issued                   --           --
   Capital in excess of par value                        10,796,300   10,538,700
   Retained earnings                                      7,700,000    8,280,100
--------------------------------------------------------------------------------
      Total Stockholders' Equity                         18,558,100   18,879,700
--------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity        $33,328,500  $36,367,800
================================================================================

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended August 31,
                                              1996        1995          1994
--------------------------------------------------------------------------------
Total revenue                            $ 88,307,800  $92,364,900  $76,872,800
Less - Subcontractor costs                (23,954,100) (19,893,500) (13,124,700)
-------------------------------------------------------------------------------
      Net revenue                          64,353,700   72,471,400   63,748,100
-------------------------------------------------------------------------------
Operating expenses:
   Direct salaries and other operating     61,430,200   63,694,800   55,995,000
   General and administrative               3,367,100    4,635,900    4,447,900
-------------------------------------------------------------------------------
      Total operating expenses             64,797,300   68,330,700   60,442,900
-------------------------------------------------------------------------------
Income (loss) from operations                (443,600)   4,140,700    3,305,200
-------------------------------------------------------------------------------
Interest expense                             (464,900)    (522,800)    (403,900)

Interest income                               107,400       94,600      136,600
-------------------------------------------------------------------------------
Income (loss) before income taxes            (801,100)   3,712,500    3,037,900
-------------------------------------------------------------------------------
(Benefit from) provision for income taxes    (221,000)   1,485,100    1,215,300
-------------------------------------------------------------------------------

Net income (loss)                          $ (580,100)  $2,227,400   $1,822,600
===============================================================================

Net income (loss) per share                    $(0.09)       $0.36        $0.30
===============================================================================

Weighted average shares outstanding         6,138,100    6,170,700    6,088,700
===============================================================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994



                                            Capital in
                                  Common    Excess of   Retained
                                  Stock     Par Value   Earnings       Total
------------------------------------------------------------------------------
Balance, August 31, 1993          $56,500  $8,434,100  $4,230,100  $12,720,700

Issuance of Stock                   1,200     464,700          --      465,900

Tax Benefit from Stock Options
      Exercised                        --     167,300          --      167,300

Net Income                             --          --   1,822,600    1,822,600
------------------------------------------------------------------------------
Balance, August 31, 1994           57,700   9,066,100   6,052,700   15,176,500

Issuance of Stock                   3,200     821,700          --      824,900

Tax Benefit from Stock Options
     Exercised                         --     650,900          --      650,900

Net Income                             --          --   2,227,400    2,227,400
------------------------------------------------------------------------------
Balance, August 31, 1995           60,900  10,538,700   8,280,100   18,879,700

Issuance of Stock                     900     233,000          --      233,900

Tax Benefit from Stock Options
     Exercised                         --      24,600          --       24,600

Net Loss                               --          --    (580,100)    (580,100)
------------------------------------------------------------------------------
Balance, August 31, 1996          $61,800 $10,796,300  $7,700,000  $18,558,100
==============================================================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Year Ended August 31,
                                                                      1996              1995             1994
--------------------------------------------------------------------------------------------------------------------
Cash Flows From (Used For) Operating Activities:
   Net income (loss)                                               $     (580,100)      $2,227,400       $1,822,600
   Noncash expenses included in net income (loss)-
      Depreciation and amortization                                     1,683,900        1,633,100        1,453,400
      Deferred (benefit from) provision for income taxes                 (198,300)        (418,200)         170,200
      Current (benefit from) provision for income taxes                   (22,700)       1,903,300        1,045,100

   Net (increase) decrease in noncash assets -
      Accounts receivable, net                                          2,165,400       (2,714,300)      (2,433,200)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                       (1,747,200)      (2,747,600)         (65,600)
      Prepaid expenses and other assets                                  (110,800)         179,400         (702,800)

   Net increase (decrease) in nondebt liabilities -
      Accounts payable and accrued expenses                            (1,149,400)       1,702,700          435,400
      Refunds of income taxes                                              14,700           50,200           11,000
      Payments of income taxes                                           (445,500)        (955,500)      (1,202,500)
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                         148,400           47,100          520,000
--------------------------------------------------------------------------------------------------------------------
            Net cash flows from (used for) operating activities          (241,600)         907,600        1,053,600
--------------------------------------------------------------------------------------------------------------------
Cash Flows From (Used For) Financing Activities:
   Proceeds from issuance of common stock                                 233,900          824,900          465,900
   Reduction of long-term debt                                         (4,489,100)        (839,900)        (725,900)
   Proceeds from issuance of long-term debt                             3,000,000               --          725,000
--------------------------------------------------------------------------------------------------------------------
         Net cash flows from (used for) financing activities           (1,255,200)         (15,000)         465,000
--------------------------------------------------------------------------------------------------------------------
Cash Flows Used For Investing Activities:
   Purchase of property and equipment, net                             (1,008,500)      (1,067,200)      (1,579,700)
--------------------------------------------------------------------------------------------------------------------
            Net cash flows used for investing activities               (1,008,500)      (1,067,200)      (1,579,700)
--------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                              (2,505,300)        (174,600)         (61,100)

Cash and Cash Equivalents, beginning of year                            3,813,900        3,988,500        4,049,600
--------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                                 $1,308,600       $3,813,900       $3,988,500
====================================================================================================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994



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

Major Clients--

Various agencies of the federal government accounted for approximately 53%, 64%, and 61% of the Company's net revenue for the years ended August 31, 1996, 1995, and 1994, respectively. Additionally, various agencies of the federal government accounted for approximately 48% and 65% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 1996 and 1995, respectively.

Cash and Cash Equivalents--

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

Risks and Uncertainties--

Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak work-loads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company.

Use of Estimates--

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from these estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Supplemental Disclosures of Cash Flow Information--

Cash paid during the years ended August 31, 1996, 1995, and 1994 for interest, was $474,200, $521,700, and $400,600, respectively. Retirements of property and equipment for the same periods were $2,602,400, $46,300, and $148,600, respectively. The noncash tax benefit attributable to the exercise of non-qualified stock options was $24,600, $650,900, and $167,300 for the years ended August 31, 1996, 1995, and 1994, respectively.

Accounting for Income Taxes--

The Company implemented the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes as of September 1, 1993. The effect of the provisions have been implemented prospectively and were not material to the financial statements as of September 1, 1993 or to the operating results for the year ended August 31, 1994.

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

New Authoritative Standards Not Yet Implemented--

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for fiscal years beginning after Decem-ber 15, 1995. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting for all of their employee stock compensation plans. Entities electing not to make the change in accounting method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting and disclosure requirements of this statement are effective for fiscal years that begin after December 15, 1995. The Company has not yet determined whether or not it will adopt the fair value based method of accounting defined in this statement.

Note 2.  INCOME TAXES:

The (benefit from) provision for income taxes includes current and deferred tax amounts summarized as follows:

                                                   Year Ended August 31,
------------------------------------------------------------------------------
                                              1996         1995         1994
------------------------------------------------------------------------------
Current tax expense (benefit):
   Federal                                 $ (18,400)  $1,602,400   $  879,900
   State                                      (4,300)     300,900      165,200
------------------------------------------------------------------------------
                                             (22,700)   1,903,300    1,045,100
------------------------------------------------------------------------------
Deferred tax expense (benefit):
   Federal                                  (160,600)    (352,100)      92,300
   State                                     (37,700)     (66,100)      77,900
------------------------------------------------------------------------------
                                            (198,300)    (418,200)     170,200
------------------------------------------------------------------------------
Provision for (benefit from) income taxes  $(221,000)  $1,485,100   $1,215,300
==============================================================================


Total deferred tax assets and liabilities as of August 31, 1996 and 1995 and the sources of the differences between the tax and financial reporting basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:


                                           Year Ended August 31,
-----------------------------------------------------------------------
                                              1996              1995
-----------------------------------------------------------------------
Deferred tax assets:
    Property and equipment                 $  694,200        $  492,700
    Accrued expenses and reserves             962,800         1,028,800
    Miscellaneous                              46,700                --
-----------------------------------------------------------------------
                                           $1,703,700        $1,521,500
=======================================================================
Deferred tax liabilities:
    Prepaid expenses                       $  109,700        $   90,800
    Miscellaneous                                  --            35,000
-----------------------------------------------------------------------
                                           $  109,700        $  125,800
=======================================================================


The net deferred tax assets of $1,594,000 and $1,395,700 as of August 31, 1996 and 1995 are included to the extent appropriate in Prepaid expenses and other and Other assets in the accompanying consolidated balance sheets.

Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:


                                                      Year Ended August 31,
------------------------------------------------------------------------------
                                                      1996    1995   1994
------------------------------------------------------------------------------
Statutory federal income tax (benefit) rate           34.0%   34.0%  34.0%
State income tax, net of federal income tax effect     5.3     5.3    5.3
Non-recognition of future benefit from foreign loss   (4.8)    --     --
Other                                                 (6.9)    0.7    0.7
------------------------------------------------------------------------------
Effective income tax rate                             27.6%   40.0%  40.0%
==============================================================================


Note 3.  ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:


                                                  Year Ended August 31,
--------------------------------------------------------------------------------
                                                    1996               1995
--------------------------------------------------------------------------------
Contract accounts receivable                    $12,931,600         $14,881,600
Retainage by clients                              1,373,300           1,362,200
--------------------------------------------------------------------------------
Total accounts receivable                        14,304,900          16,243,800
Less-Allowance for doubtful accounts             (1,612,200)         (1,385,700)
--------------------------------------------------------------------------------
Accounts receivable, net                        $12,692,700         $14,858,100
================================================================================


Management anticipates that substantially all retainages will be billed within one year.


Note 4.  BANK FINANCING ARRANGEMENTS:

The Company renegotiated its line of credit arrangement with a commercial bank during the fiscal year. In connection with the renegotiation, the Company's borrowing facility was extended through and a due date of January 31, 1998 was established. The facility allows for borrowings up to $10 million, a decrease from $12.5 million. Borrowings under the extended two-year facility are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. The agreement became effective June 1, 1996. During fiscal years 1996, 1995, and 1994, the Company was either in compliance or has obtained waivers on all covenants related to these arrangements.

Short-term borrowings information resulting from the financing arrangements is as follows:


                                                              9 Months Ended
                                                                 May 31,                Year Ended August 31,
                                                          -----------------------------------------------------------
                                                                   1996                1995              1994
---------------------------------------------------------------------------------------------------------------------
Balance as of end of period                                   $       --           $       --            $       --

Maximum amount outstanding during the period                   5,490,900            3,711,300             3,889,000
Average outstanding month-end balance during
    the period                                                   598,800              293,600               273,200

Weighted average interest rate during the period                     8.4%                 8.6%                  6.4%
Interest rate at the end of the period                               8.3%                 8.8%                  7.3%
=====================================================================================================================

The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding.

Long-term debt consists of the following:



                                                                                            August 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                      1996              1995
-------------------------------------------------------------------------------------------------------------------
Revolving credit facility payable to commercial bank,  interest charged at LIBOR plus 150 or LIBOR plus 200, depending
   certain financial covenants, facility expires January 1998                         $2,276,400         $       --
Note payable to a commercial bank payable in monthly
   installments  of  interest  only;  interest  at prime or LIBOR plus 150 basis points through January 1997, repaid in connection with revolving credit facility
   refinancing                                                                                --          3,000,000
Notes payable to a commercial bank payable in equal
   monthly  installments  of $43,650,  plus  interest at 250 points  above LIBOR through  November  1998,  and $21,400 plus interest at 250 points above LIBOR thereafter until November 1999, secured by leasehold improvements and certain
   of EA's analytical laboratory equipment                                             1,032,700          1,435,700

Other                                                                                         --            362,500
-------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                   3,309,100          4,798,200
Less-current portion                                                                    (644,600)          (765,500)
-------------------------------------------------------------------------------------------------------------------
Long-term portion                                                                     $2,664,500         $4,032,700
===================================================================================================================

Note 5.  LEASE COMMITMENTS:

The Company's central office, laboratory facilities, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2004, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Rent expense amounted to $8,912,300, $8,469,300, and $6,817,400, for the years ended August 31, 1996, 1995, and 1994, respectively. Rent expense included payments of approximately $2,054,900, $1,985,300, and $1,886,100 for years ended August 31, 1996, 1995, and 1994, respectively, to partnerships consisting of the Chairman of EA and certain members of his family for its central office and certain regional offices and laboratory facilities. These payments include reimbursement for operating expenses incurred by the lessor such as property taxes, maintenance, and utility costs related to the operation of the facilities.

The minimum lease commitments under noncancellable operating leases are as follows:


Year Ending
 August 31,
-------------------------------------------------------------------------
1997......................................................    $ 5,481,900
1998......................................................      4,374,200
1999......................................................      3,137,600
2000......................................................      2,151,600
2001 .....................................................      1,508,500
2002 and thereafter.......................................      1,775,400
=========================================================================
Total minimum payments....................................    $18,429,200
=========================================================================


Note 6.  NET INCOME (LOSS) PER SHARE:

Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, and have been adjusted retroactively to reflect two 3 for 2 stock splits, effected in the form of 50% stock dividends, wherein 1 additional share of stock was issued on February 23, 1994 and July 5, 1994, for each 2 shares outstanding as of the record dates of February 8, 1994 and June 28, 1994, respectively. Common stock equivalents are calculated using the treasury stock method. All disclosures with regard to the shares of common stock have been adjusted to reflect these stock splits.


Note 7.  PROFIT SHARING AND INCENTIVE PLANS:

EA maintains a defined contribution plan covering all employees who are at least 21 years of age and have completed one year of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the years ended August 31, 1996, 1995, and 1994, contributions to the plan, including matching contributions made under the 401(k) provisions of the plan, were $729,200, $710,400, and $519,300, respectively. Certain officers and stockholders of the Company serve as trustees to the plan, as appointed by the Board of Directors.

Note 8.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains a Stock Option Plan (the Plan), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 147,082 options are issued and outstanding as of August 31, 1996 having an average exercise price of $4.49. There are 425,530 options available for issuance as of August 31, 1996.

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 210,125 shares remain authorized for distribution under the Plan as of August 31, 1996.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 30,000 options, which were outstanding as of August 31, 1996 ranged between $2.45 and $6.13, which equaled the fair market value at the dates of grant. A total of 38,500 options remain reserved for the Director Stock Option Plans as of August 31, 1996.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant

Information on the Company's Directors is contained in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be held on January 15, 1997, and such information is incorporated herein by reference.

(b)  Executive Officers of the Registrant

Information on the Company's Executive Officers is contained in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be held on January 15, 1997, and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 15, 1997, and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained in the Company's Proxy Statement for its Annual Meeting of
Stockholders to be held on January 15, 1997, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held January 15, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


A.  Financial Statements and Schedule II                                                                    Page
1. The following financial statements are included in Item 8 of Part II of this report:

      Report of Independent Public Accountants                                                                 18

      Consolidated Financial Statements:
         Consolidated Balance Sheets as of August 31, 1996 and 1995                                            19
         Consolidated Statements of Operations for the years ended
            August 31, 1996, 1995, and 1994                                                                    21
         Consolidated Statements of Changes in Stockholders' Equity for the years ended
            August 31, 1996, 1995, and 1994                                                                    22
         Consolidated Statements of Cash Flows for the years ended
            August 31, 1996, 1995, and 1994                                                                    23
         Notes to Consolidated Financial Statements for the years ended
            August 31, 1996, 1995, and 1994                                                                    24

2. The following financial statement schedule for the years ended August 31, 1996, 1995, and 1994 is submitted herewith:

         Report of Independent Public Accountants on Schedule                                                  36
         Schedule II - Valuation and Qualifying Accounts and Reserves                                          37

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

10.3 Lease: dated March 1, 1990 between ARE Sparks Limited Partnership, as Landlord, and the Company as tenant.(3)

10.4       The Company's Employee Stock Purchase Plan.(4)

10.5 Lease, dated December 1, 1991, between Ecolair Limited Partnership, as landlord, and the Company, as tenant.(4)

10.6 Lease, dated January 1, 1992, between Merrymack Limited Partnership, as Landlord, and the Company, as Tenant.(5)

10.7 Loan Agreement, dated October 31, 1996, between the Company and Signet Bank/Maryland.(8)

10.8       1993 Non-Employee Director Stock Option Plan.(6)

10.9       The 1993 Stock Incentive Plan.(6)

10.10      The Amended and Restated Stock Option Plan.(7)

10.11      1995 Non-Employee Director Stock Option Plan.(7)

13         1996 Annual Report to Stockholders.

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

(4) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on December 3, 1991.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 24, 1992.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 23, 1993.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 21, 1994.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 22, 1996.

b.  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1996.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

   We have audited in accordance with generally accepted auditing standards, the financial statements of EA Engineering, Science, and Technology, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 2, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the foregoing  index  is the  responsibility  of  the  Company's  management  and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                           ARTHUR ANDERSEN LLP

Baltimore, Maryland
October 2, 1996

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES Years Ended August 31, 1996, 1995, and 1994



  Allowance      Balance at
for Doubtful     Beginning       Charged to                     Balance at
  Accounts       of Period    Cost and Expense   Write-offs    End of Period

  1996          $1,385,700       $328,000        $101,500       $1,612,200
  1995           1,394,900        272,600         281,800        1,385,700
  1994           1,508,000        108,000         221,100        1,394,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EA ENGINEERING, SCIENCE, AND
                                       TECHNOLOGY, INC.

Date:  November 22, 1996               By /s/ Loren D. Jensen
                                          Loren D. Jensen, Chairman,
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Name                             Title                         Date

/s/ Loren D. Jensen         Chairman, President, and         November 22, 1996
Loren D. Jensen             Chief Executive Officer
                            (Principal Executive Officer)

/s/ Joseph A. Spadaro       Executive Vice President and     November 22, 1996
Joseph A. Spadaro           Treasurer (Principal Financial
                            and Accounting Officer)

/s/ Edmund J. Cashman, Jr.  Director                         November 22, 1996
Edmund J. Cashman, Jr.

/s/ Rudolph P. Lamone       Director                         November 22, 1996
Rudolph P. Lamone

/s/ George G. Radcliffe     Director                         November 22, 1996
George G. Radcliffe

                                 EXHIBIT INDEX




Exhibit
 No.                        Description                                                        Page
  3.1   Certification of Incorporation of the Company.                                           34
  3.2   By-laws of the Company.                                                                  34
  4.1   Article SIXTH of the Company's Certificate of Incorporation.                             34
 10.1   The Company's Profit Sharing Plan.                                                       34
 10.2   The Company's Stock Option Plan.                                                         34
 10.3   Lease:  dated March 1, 1990 between ARE Sparks Limited Partnership, as                   34
        Landlord, and the Company as tenant.
 10.4   The Company's Employee Stock Purchase Plan.                                              35
 10.5   Lease, dated December 1, 1991, between Ecolair Limited Partnership, as landlord,         35
        and the Company, as tenant.
 10.6   Lease, dated January 1, 1992, between Merrymack Limited Partnership, as                  35
        landlord, and the Company, as tenant.
 10.7   Loan Agreement, dated October 31, 1996, between the Company and Signet                   35
        Bank/Maryland.
 10.8   1993 Non-Employee Director Stock Option Plan                                             35
 10.9   The 1993 Stock Incentive Plan.                                                           35
 10.10  The Amended and Restated Stock Option Plan.                                              35
 10.11  1995 Non-Employee Director Stock Option Plan.                                            35
 13     1996 Annual Report to Stockholders.                                                      35
 22     Subsidiaries of the Company.                                                             35
 27     Financial Data Schedule                                                                  35