Form 10-Q
period 1996-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1997-01-13
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended: November 30, 1996  Commission File No. 0-15587
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

                                                         Yes   X    No
                                                       -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT JANUARY 10, 1997               6,194,500
                                                    -----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets.................................. 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity.... 5
    Consolidated Statements of Income..................................... 6
    Consolidated Statements of Cash Flows................................. 7
    Notes to Consolidated Financial Statements............................ 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................13

PART II - OTHER INFORMATION...............................................15

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding.....................17

EXHIBIT 27

      Financial Data Schedule.............................................18

                         PART I - FINANCIAL INFORMATION


The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. & Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's August 31, 1996 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated November 22, 1996.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       November 30,           August 31,
                                                          1996                  1996
                                                        ----------           ----------
CURRENT ASSETS:

   Cash and cash equivalents........................    $ 1,313,100          $ 1,308,600
   Accounts receivable, net.........................     12,805,600           12,692,700
   Costs and estimated earnings in excess of
      billings on uncompleted contracts.............     11,699,100           12,482,200
   Prepaid expenses and other.......................      2,484,900            1,576,900
                                                        -----------          -----------

      Total Current Assets..........................     28,302,700           28,060,400
                                                        -----------          -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment................     12,981,300           12,784,500
   Leasehold improvements...........................      3,602,100            3,677,800
                                                        -----------          -----------

                                                         16,583,400           16,462,300

   Less-Accumulated depreciation and amortization...    (13,723,900)         (13,337,400)
                                                        -----------          -----------

      Net Property and Equipment....................      2,859,500            3,124,900
                                                        -----------          -----------

OTHER ASSETS.......................................       1,606,600            2,143,200
                                                        -----------          -----------

   Total Assets.....................................    $32,768,800          $33,328,500
                                                        ===========          ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         November 30,          August 31,
                                                             1996                 1996
                                                        -------------         ------------
CURRENT LIABILITIES:

   Accounts payable.................................      $ 5,256,100          $ 6,061,000
   Accrued expenses.................................          889,100            1,019,200
   Accrued salaries, wages and benefits.............        3,734,500            3,183,400
   Current portion of long-term debt................          939,500              644,600
   Billings in excess of costs and estimated
      earnings on uncompleted contracts.............        1,160,000            1,197,700
                                                          -----------          -----------
      Total Current Liabilities.....................       11,979,200           12,105,900

LONG-TERM DEBT, net of current portion..............        2,014,200            2,664,500
                                                          -----------          -----------

      Total Liabilities                                    13,993,400           14,770,400
                                                          -----------          -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,185,100 and 6,175,000 shares
      issued and outstanding........................           61,900               61,800
   Preferred stock, $.01 par value; 8,000,000 shares
      authorized; none issued.......................              --                  --
   Capital in excess of par value...................       10,826,800           10,796,300
   Retained earnings................................        7,886,700            7,700,000
                                                          -----------          -----------

      Total Stockholders' Equity....................       18,775,400           18,558,100
                                                          -----------          -----------

        Total Liabilities and Stockholders' Equity..      $32,768,800          $33,328,500
                                                          ===========          ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                                 November 30,
                                                      -------------------------------
                                                         1996                 1995
                                                      -----------         -----------
Total revenue......................................   $22,178,500         $22,940,100
Less - Subcontractor costs.........................    (7,196,400)         (5,527,100)
                                                      -----------         -----------
    Net revenue....................................    14,982,100          17,413,000
                                                      -----------         -----------
Operating expenses:
    Direct salaries and other operating............    13,885,400          15,622,200
    General and administrative.....................       731,500             796,600
                                                      -----------         -----------
    Total operating expenses.......................    14,616,900          16,418,800
                                                      -----------         -----------
Income from operations.............................       365,200             994,200

Interest expense...................................       (68,200)           (125,700)
Interest income....................................        14,100              24,500
                                                      -----------         -----------
Income before income taxes.........................       311,100             893,000
Provision for income taxes.........................       124,400             357,200
                                                      -----------         -----------
Net income.........................................   $   186,700         $   535,800
                                                      ===========         ===========
Net income per share...............................         $0.03               $0.09
                                                             ====               =====
Weighted average shares outstanding................     6,197,800           6,182,400
                                                       ==========          ==========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                   November 30,
                                                         -------------------------------
                                                            1996                 1995
                                                         -----------         -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net income.......................................     $  186,700         $   535,800
    Noncash expenses included in net income
        Depreciation and amortization................        408,400             394,300
        Deferred (benefit from) income taxes.........            --             (100,000)
        Current provision for income taxes...........        124,400             457,200
    Net (increase) decrease in noncash assets -
        Accounts receivable, net.....................       (112,900)          2,413,700
        Costs and estimated earnings in excess of
          billings on uncompleted contracts..........        783,100          (3,484,900)
        Prepaid expenses and other assets............       (549,400)            (33,700)
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses........       (383,900)         (2,739,300)
        Refunds of income taxes......................         72,600                 --
        Payments of income taxes.....................        (19,000)            (27,800)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts..........        (37,700)            (55,400)
                                                         -----------         -----------

        Net cash flows from (used for)operating
          activities..                                       472,300          (2,640,100)
                                                         -----------         -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Reduction of long-term debt......................     (1,285,300)           (191,300)
    Proceeds from issuance of long-term debt.........        929,900                 --
    Proceeds from issuance of common stock...........         30,600              63,700
                                                         -----------         -----------

       Net cash flows used for financing activities..       (324,800)           (127,600)
                                                         -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net.......................       (143,000)           (253,400)
                                                         -----------         -----------

       Net cash flows used for investing activities..       (143,000)           (253,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS............          4,500          (3,021,100)
                                                         -----------         -----------

CASH AND CASH EQUIVALENTS, beginning of period.......      1,308,600           3,813,900
                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, end of period.............     $1,313,100         $   792,800
                                                         ===========         ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


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

Major Clients--

Various agencies of the federal government accounted for approximately 45% and 51% of the Company's net revenue for the three months ended November 30, 1996 and 1995, respectively. Additionally, various agencies of the federal government accounted for approximately 42% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of November 30, 1996.

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

Risks and Uncertainties--

    Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak workloads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company.

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

Supplemental Disclosures of Cash Flow Information--

    Cash paid during the three months ended November 30, 1996 and 1995 for interest was $43,500 and $117,400, respectively. Retirements of property and equipment for the same periods were $21,900 and $-0-, respectively.

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

Note 2.  BANK FINANCING ARRANGEMENTS:

    The Company renegotiated its line of credit arrangement with a commercial bank during the fourth quarter of fiscal 1996. In connection with the renegotiation, the Company's borrowing facility was extended through and a due date of January 31, 1998 was established. The facility allows for borrowings up to $10 million, a decrease from $12.5 million. Borrowings under the extended two-year facility are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. The agreement became effective June 1, 1996. During fiscal years 1997 and 1996, the Company has either been in compliance or has obtained waivers on all covenants related to these arrangements.

    Short-term borrowings information resulting from the financing arrangements is as follows:


                                                         Three Months Ended
                                                             November 30,
                                                         ------------------
                                                         1996           1995
                                                         ----           ----

    Balance as of end of period....................   $    --       $     --
    Maximum amount outstanding during the period...        --        5,490,900
    Average outstanding month-end balance during
       the period..................................        --          492,400
    Weighted average interest rate during the
       period......................................        --              8.8%
    Interest rate at the end of the period.........        --              8.8%
    Interest expense...............................        --       $   16,900

    The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding.

    Long-term debt consists of the following:

                                                                           November 30,
                                                                        -----------------
                                                                     1996                 1995
                                                                     ----                 ----
    Revolving credit facility  payable to commercial
      bank, interest charged at LIBOR plus 150 or
      LIBOR plus 200, depending on certain financial
      covenants, facility expires January 1998...........          $1,182,400          $    --

    Note payable to a commercial bank payable in
      monthly installments of interest only; interest
      at prime or LIBOR plus 150 basis points  through
      January 1997, repaid in connection with revolving
      credit facility refinancing........................                --             3,000,000

    Notes payable to a commercial bank payable in equal
      monthly installments of $43,650,  plus interest at
      250 points above LIBOR through November 1998, and
      $21,400 plus interest at 250 points above LIBOR
      thereafter until November 1999, secured by lease-
      hold improvements and certain of EA's analytical
      laboratory equipment...............................             841,400           1,606,900

    Note payable to a commercial bank payable in equal
      monthly installments of $29,600, plus interest at
      9.1% through December 1999, secured by certain
      computer equipment.................................             929,900                 --
                                                                   ----------          ----------
    Total long-term debt.................................           2,953,700           4,606,900
    Less-current portion.................................            (939,500)           (765,500)
                                                                   ----------          ----------
    Long-term portion....................................          $2,014,200          $3,841,400
                                                                   ==========          ==========

Note 3.  NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

Note 4.  PROFIT SHARING AND INCENTIVE PLANS:

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

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    The Company maintains a Stock Option Plan (the Plan), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 193,000 options are issued and outstanding as of November 30, 1996 having an average exercise price of $4.13. There are 409,500 options available for issuance as of November 30, 1996.

    The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 188,100 shares remain authorized for distribution under the Plan as of November 30, 1996.

    The Company maintains two Non-Employee Director Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 30,000 options, which were outstanding as of November 30, 1996 ranged between $2.45 and $6.13, which equaled the fair market value at the dates of grant. A total of 38,500 options remain reserved for the Director Stock Option Plans as of November 30, 1996.

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


Three Months Ended November 30, 1996

   Net revenue for the three months ended November 30, 1996 was $14,982,100, a decrease of 14% from $17,413,000 for the same period in 1996. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State and Local Government, Federal Non-DOD agency activities, and increased recovery of General and Administrative expenses and fees on subcontracted work.

   Direct salaries and other operating costs decreased to $13,885,400 from $15,622,200, representing 92.7% and 89.7% of net revenue for the three months ended November 30, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, and increased information systems costs.

   General, and administrative costs decreased to $731,500 from $796,600. The decrease in costs was related to the reduction of administrative staff quarter to quarter.

   As a result of the above factors, income from operations for the three months ended November 30, 1996 and 1995 decreased 63.3% to $365,200 from $994,200 representing 2.4% and 5.7% of net revenue. Interest expense, net, decreased $47,100 for the three months ended November 30, 1996, compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term debt principal balances, partially offset by increased short-term borrowings to fund federal subcontracting payment requirements on certain contracts.

   The provision for income taxes was $124,400 and $357,200 for the three months ended November 30, 1996 and 1995, respectively, representing effective rates of 40% for both years.

   Net income was $186,700 for the three months ended November 30, 1996, compared to $535,800 for the three months ended November 30, 1995.

Liquidity and Capital Resources

   Cash and cash equivalents (cash) increased by $4,500 for the three months ended November 30, 1996. The increase principally resulted from decreases in costs and estimated earnings in excess of billings on uncompleted contracts, proceeds from issuance of long-term debt, and income tax refunds. This increase was partially offset by debt repayments, increases in accounts receivable and prepaid expenses, and depreciation and amortization.

   The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $143,000 and $253,400 for the three months ended November 30, 1996 and 1995, respectively.

   At November 30, 1996, the Company had outstanding long-term debt, including current portion, of $2,953,700. This represents a net decrease of $355,400 from the $3,309,100 balance at August 31, 1996. The decrease is the result of net repayments of $1,094,000 for its revolving line of credit and $191,300 for equipment loans, offset by new borrowings of $929,900 for computer equipment.

   The Company's existing funds, cash from operations, and the available portion of its $10,000,000 credit arrangement are expected to be sufficient to meet the Company's present cash needs. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. The Company also believes it has the ability to raise capital through public or private placement of debt and will pursue such options as the need arises to expand business services, facilities, or acquire equipment in conjunction with a review of the most cost effective means for the Company and its stockholders.

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


                                                EA Engineering, Science, and
                                                Technology, Inc. & Subsidiaries
                                                -------------------------------
                                                   (Registrant)





 January 13, 1997                         By:   /s/ Loren D. Jensen
-----------------                               -------------------------------
                                                      (Signature)


                                                     Loren D. Jensen
                                                -------------------------------


                                                     Chairman, President, and
                                                     Chief Executive Officer
                                                -------------------------------
                                                          (Title)


 January 13, 1997                         By:    /s/ Joseph A. Spadaro
-----------------                               -------------------------------
                                                        (Signature)


                                                   Joseph A. Spadaro
                                                -------------------------------


                                                   Executive Vice President,
                                                   Chief Financial Officer
                                                -------------------------------
                                                          (Title)