Form 10-Q
period 1997-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1997-04-21
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended: February 28, 1997  Commission File No. 0-15587
                          -----------------                     --------


                 EA Engineering, Science, and Technology, Inc.
                -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                         52-0991911
           ----------                                       ------------
         (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                  identification No.)


          11019 McCormick Road, Hunt Valley, Maryland           21031
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

                                                         Yes   X    No
                                                       -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT APRIL 11, 1997                 6,210,200
                                                    -----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets................................. 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity... 5
    Consolidated Statements of Operations................................ 6
    Consolidated Statements of Cash Flows................................ 7
    Notes to Consolidated Financial Statements........................... 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................13

PART II - OTHER INFORMATION..............................................16

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding....................18

EXHIBIT 27

      Financial Data Schedule............................................19

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           February 28,         August 31,
                                                              1997                 1996
                                                           -----------          ----------
CURRENT ASSETS:

   Cash and cash equivalents.......................        $ 1,633,700        $ 1,308,600
   Accounts receivable, net........................         14,202,800         12,692,700
   Costs and estimated earnings in excess of
      billings on uncompleted contracts............          5,531,600         12,482,200
   Prepaid expenses and other......................          3,979,000          1,576,900
                                                           -----------        -----------

      Total Current Assets.........................         25,347,100         28,060,400
                                                           -----------        -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment...............         12,280,100         12,784,500
   Leasehold improvements..........................          3,600,600          3,677,800
                                                           -----------        -----------

                                                            15,880,700         16,462,300

   Less-Accumulated depreciation and amortization..        (13,244,800)       (13,337,400)
                                                           -----------        -----------

      Net Property and Equipment...................          2,635,900          3,124,900
                                                           -----------        -----------

OTHER ASSETS.......................................          1,723,400          2,143,200
                                                           -----------        -----------

      Total Assets.................................        $29,706,400        $33,328,500
                                                           ===========        ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              February 28,        August 31,
                                                                 1997                1996
                                                              -----------        ------------
CURRENT LIABILITIES:

   Accounts payable.................................           $3,355,700         $ 6,061,000
   Short-term borrowings............................            3,140,700               --
   Accrued expenses.................................            1,008,100           1,019,200
   Accrued salaries, wages and benefits.............            3,242,900           3,183,400
   Income taxes payable.............................                --                  --
   Current portion of long-term debt................              988,500             644,600
   Billings in excess of costs and estimated
      earnings on uncompleted contracts.............            1,120,900           1,197,700
                                                              -----------         -----------
      Total Current Liabilities.....................           12,856,800          12,105,900
                                                              -----------         -----------

LONG-TERM DEBT, net of current portion.............               523,300           2,664,500
                                                              -----------         -----------

      Total Liabilities                                        13,380,100          14,770,400
                                                              -----------         -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,205,500 and 6,175,000 shares
      issued and outstanding........................               62,100              61,800
   Preferred stock, $.01 par value; 8,000,000 shares
      authorized; none issued.......................                --                   --
   Capital in excess of par value...................           10,860,800          10,796,300
   Retained earnings................................            5,403,400           7,700,000
                                                              -----------         -----------

      Total Stockholders' Equity....................           16,326,300          18,558,100
                                                              -----------         -----------

         Total Liabilities and Stockholders' Equity.          $29,706,400         $33,328,500
                                                              ===========         ===========



        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended                    Six Months Ended
                                           February 28,    February 28,        February 28,      February 28,
                                              1997            1996                 1997              1996
                                           -----------     -----------         ------------      ------------
Total revenue...........................   $17,537,400     $19,192,800         $39,715,900       $ 42,132,900
Less - Subcontractor costs..............    (6,005,500)     (4,735,600)        (13,201,900)       (10,262,700)
                                           -----------     -----------         -----------        -----------

    Net revenue.........................    11,531,900      14,457,200          26,514,000         31,870,200
                                           -----------     -----------         -----------        -----------
Operating expenses:
    Direct salaries and other operating.    14,659,000      14,849,400          28,544,400         30,471,600
    General and administrative..........       844,500         876,300           1,576,000          1,672,900
                                           -----------     -----------         -----------        -----------

       Total operating expenses.........    15,503,500      15,725,700          30,120,400         32,144,500
                                           -----------     -----------         -----------        -----------

Loss from operations....................    (3,971,600)     (1,268,500)         (3,606,400)          (274,300)

Interest expense, net...................      (167,300)       (115,700)           (221,300)          (216,900)
                                             ----------  -------------          ----------        -----------

Loss before income taxes................    (4,138,900)     (1,384,200)         (3,827,700)          (491,200)

Benefit from income taxes...............    (1,655,600)       (553,700)         (1,531,100)          (196,500)
                                             ----------     ----------           ----------       -----------
Net loss................................   $(2,483,300)     $ (830,500)        $(2,296,600)        $ (294,700)
                                             ==========     ==========           ==========       ===========

Net loss per share......................        $(0.40)         $(0.13)             $(0.37)            $(0.05)
                                                 ======          =====               ======             =====

Weighted average shares outstanding.....     6,200,200       6,123,700           6,192,600          6,113,400
                                             =========       =========           =========          =========

       The accompanying  notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                     -------------------------
                                                                     February 28,            February 28,
                                                                        1997                      1996
                                                                     -----------              -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net Loss................................................             $(2,296,600)         $ (294,700)
    Noncash expenses included in net income (loss) -
        Depreciation and amortization.......................                 802,400             791,700
        Current Benefit from income taxes...................              (1,531,100)           (196,500)
    Net (increase) decrease in noncash assets -
        Accounts receivable, net............................              (1,510,100)          3,891,200
        Costs and estimated earnings in excess of
          billings on uncompleted contracts.................               6,950,600          (1,717,400)
        Prepaid expenses and other assets...................                (749,200)           (312,500)
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses...............              (2,656,900)         (1,878,800)
        Refunds of income taxes.............................                 337,500                --
        Payments of income taxes............................                 (39,500)           (431,300)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts.................                 (76,800)            112,000
                                                                         -----------         -----------

        Net cash flows used for operating activities........                (769,700)            (36,300)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Proceeds from long-term debt and short-term borrowings..               1,794,200               --
    Proceeds from issuance of common stock..................                  64,800             125,600
    Reduction of long-term debt and short-term borrowings...                (450,800)           (382,700)
                                                                         -----------         -----------

        Net cash flows from (used for) financing
          activities........................................               1,408,200            (257,100)
                                                                         -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net..............................                (313,400)           (403,600)
                                                                         -----------         -----------

       Net cash flows used for investing activities.........                (313,400)           (403,600)
                                                                         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........                 325,100            (697,000)
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS, beginning of period..............               1,308,600           3,813,900
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, end of period....................              $1,633,700         $ 3,116,900
                                                                         ===========         ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996


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

Major Clients--

     For the six months ended February 28, 1997 and 1996, various agencies of the federal government provided 46% and 45% of net revenue, and as of February 28,

1997 accounted for approximately 30% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

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

Supplemental Disclosures of Cash Flow Information--

     Cash paid during the six months ended February 29, 1997 and 1996 for interest was $42,700 and $137,300, respectively. Retirements of property and equipment for the same periods were $895,000 and $0, respectively.

Accounting for Income Taxes--

     Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Note 2.  BANK FINANCING ARRANGEMENTS:

    As of February 28, 1997, short-term borrowings under the Company's $10 million line of credit arrangement with Signet Bank were $3,140,700. However, the Company was not in compliance with certain loan covenants under this credit agreement. The Company has obtained waivers from Signet related to these covenants and has entered into a new credit arrangement with an expiration date of November 30, 1997. At February 28, 1997, debt under the previous financing arrangements has been reclassified as short-term borrowings. The new facility, which became effective April 18, 1997, is secured by certain receivables and property and equipment and bears interest at a rate of 3 points above the prime rate. Borrowings are limited to $6 million, or a borrowing base computation consisting of a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, whichever is lower. Borrowings can exceed the borrowings base by $750,000 for short-term periods. The interest rate on the excess borrowings will be 13 points above the prime rate.

    For the three months ended February 28, 1996, there were no short-term borrowings. The maximum short-term borrowings outstanding during the same period in fiscal 1997 were $5,490,900 and the average outstanding month-end balance was $1,065,900. The weighted average interest rate during the period and at February 28, 1997 was 8.6% and 8.3%, respectively. The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding.

    In addition, as a result of the non-compliance with certain financial covenants, Signet has amended the maturity date for the notes payable agreement for leasehold improvements and certain laboratory equipment to November 30, 1997.

    Long-term debt consists of the following:

                                                                    February 28,
                                                                 -----------------
                                                               1997              1996
                                                               ----              ----
    Note payable to Signet Bank in monthly install-
      ments of interest only; interest at prime or
      LIBOR plus 150 basis points through January
      1997, repaid in connection with revolving
      credit facility refinancing......................     $    --            $3,000,000

    Notes payable to Signet Bank in equal monthly
      installments of $43,650,  plus interest at
      250 points above LIBOR through November 1997,
      with unpaid balance due on November 30, 1997,
      secured by leasehold improvements and certain
      of EA's analytical laboratory equipment..........       650,000           1,415,500

    Note payable to a commercial bank payable in equal
      monthly installments of $29,600, plus interest at
      9.1% through December 1999, secured by certain
      computer equipment...............................       861,800                 --
                                                           ----------          ----------
    Total long-term debt...............................     1,511,800           4,415,500
    Less-current portion...............................      (988,500)           (765,500)
                                                           ----------          ----------
    Long-term portion..................................     $ 523,300          $3,650,000
                                                           ==========          ==========

Note 3.  NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

    In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has not yet determined whether the implementation of SFAS 128 will have any impact on the Company's per share amounts.

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

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 368,082 options are issued and outstanding as of February 28, 1997 having an average exercise price of $3.059. There were 204,530 shares available for issuance as of February 28, 1997.

    The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares monthly through payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 173,086 shares remain authorized for distribution under the Plan as of February 28, 1997.

    The Company maintains two Non-Employee Director Stock Option Plans (1995 and
1993) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 33,000 options, which were outstanding as of February 28, 1997, ranged between $2.375 and $6.125, which equaled the fair market value at the date of grant. A total of 35,500 options remain reserved for the Director Stock Option Plans as of February 28, 1997.

Note 6.  SUBSEQUENT EVENT

    On March 25, 1997 the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company expects to incur charges of up to $3 million related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

    This restructuring included a reduction of approximately 125 staff.

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

Three Months Ended February 28, 1997

    Net revenue for the three months ended February 28, 1997 was $11,531,900, a decrease of 20.2% from $14,457,200 for the same period in 1996. The decrease was attributable to lower contract volume in industrial, state, and local government agency activities. Additionally, price competition remains intense within the environmental services industry, further surpressing net revenue levels compared to the prior year's second quarter.

    Direct salaries and other operating costs decreased to $14,659,000 from $14,849,400, representing 127.1% and 102.7% of net revenue for the three months ended February 28, 1997 and 1996, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization related to the reduction in available work and unrecoverable costs on certain projects.

    General and administrative costs decreased to $844,500 from $876,300, and increased to 7.3% from 6.1% of net revenue, respectively.

    As a result of the above factors, the loss from operations for the three months ended February 28, 1997 was $3,971,600 or 34.4% of net revenue compared to the previous year's loss from operations of $1,268,500 or 8.8% of net revenue for the three months ended February 28, 1996. Interest expense, net, increased $51,600 for the three months ended February 28, 1997, compared to the prior year. The increase was primarily attributable to an interest payment made in connection with Maryland tax settlement.

    The benefit from income taxes was $1,655,600 for the three months ended February 28, 1997 compared to a benefit from income taxes of $553,700 for the three months ended February 28, 1996, representing effective rates of 40% for both years.

    Net loss for the three months ended February 28, 1997 was $2,483,300, 21.5% of net revenue, compared to net loss of $830,500, 5.7% of net revenue for the three months ended February 28, 1996.

Six Months Ended February 28, 1997

    Net revenue for the six months ended February 28, 1997 was $26,514,000, a decrease of 16.8% from $31,870,200 for the same period in 1996. The decrease was attributable to lower contract volume associated with the Department of Defense activities, industrial, state, and local government, and federal non-DOD agency activities. Additionally, price competition remains intense within the environmental services industry, further surpressing net revenue levels compared to the prior year's second quarter.

    Direct salaries and other operating costs decreased to $28,544,400 from $30,471,600, representing 107.7% and 95.6% of net revenue for the six months ended February 28, 1997 and 1996, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization.

    General and administrative costs decreased to $1,576,000 from $1,672,900, and increased to 5.9% and 5.2% of net revenue, respectively.

    As a result of the above factors, the loss from operations for the six months ended February 28, 1997 was $3,606,400 or 13.6% of net revenue compared to the previous year's loss from operations of $274,300 or .9% of net revenue for the six months ended February 28, 1996. Interest expense, net, increased $4,400 for the six months ended February 28, 1997, compared to the prior year.

    The benefit from income taxes was $1,531,100 for the six months ended February 28, 1997 compared to the benefit from income taxes of $196,500 for the six months ended February 28, 1996, representing effective rates of 40% for both years.

    Net loss for the six months ended February 28, 1997 was $2,296,600, 8.7% of net revenue, compared to the previous year's second quarter loss of $294,700,
 .9% of net revenue for the six months ended February 28, 1996.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $325,100 for the six months ended February 28, 1997. The increase principally resulted from a decrease in accounts receivable, noncash charges, and proceeds from long-term debt.

    The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $313,400 and $403,600 for the six months ended February 28, 1997 and 1996, respectively.

    At February 28, 1997, the Company had outstanding long-term debt, including current portion, of $1,511,800. This represents a net decrease of $2,785,800 from the August 31, 1996 balance of $3,309,100. The decrease is primarily the result of: (1) the reclassification of line of credit borrowings and certain notes payable to current liabilities, and (2) repayments of $450,900 on long-term debt. This decrease was partially offset by new borrowings of $929,900 for project/financial system and related computer equipment.

    As of February 28, 1997, short-term borrowings under the Company's $6 million line of credit arrangement with Signet Bank were $3,140,700. However, the

Company was not in compliance with certain loan covenants under this credit agreement. The Company has obtained waivers from Signet related to these covenants and has entered into a new credit arrangement with an expiration date of November 30, 1997. At February 28, 1997, all debt under the previous financing arrangement has been reclassified as short-term borrowings. The new facility, which became effective April 18, 1997, is secured by certain receivables and property and equipment and bears interest at a rate of 3 points above the prime rate. Borrowings are limited to $6 million, or a borrowing base computation consisting of a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, whichever is lower. Borrowings can exceed the borrowings base by $750,000 for short-term periods. The interest rate on the excess borrowings will be 13 points above prime rate.

    In addition, as a result of the non-compliance with certain financial covenants, Signet has amended the maturity date for the notes payable agreement for leasehold improvements and certain laboratory equipment to November 30, 1997.

    The Company's existing funds, cash from operations, and the available portion of its $6.0 million credit arrangement are expected to be sufficient to meet the Company's present cash needs. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. The Company also believes it has the ability to raise capital through public or private placement of debt and will pursue such options as the need arises to expand business services, facilities, or acquire equipment in conjunction with a review of the most cost effective means for the Company and its stockholders.

    The Company's credit arrangements now have an expiration date of November 30, 1997. The Company will be pursuing additional longer-term credit arrangements and management believes that such efforts will result in increased availability.

    On March 25, 1997, as a result of the Company's losses for the second quarter, the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company expects to incur charges of up to $3 million related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

    This restructuring, which included a reduction of approximately 125 staff, along with earlier layoffs in January and February 1997, is expected to significantly reduce operating and administrative costs in future periods.

    While the Company believes that there is sufficient market demand to absorb its available contracting capacity, there can be no assurance that this demand will exist or continue. Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


                          PART II - OTHER INFORMATION



Item 6

(a)     Exhibits

        The following exhibits are filed herewith:

        Exhibit
          No.                             Description
        -------                -------------------------------------
          10.1                 Employment Agreement, dated March 17,
                               1997, between the Company and Donald A.
                               Deieso

          10.2 Amended and Restated Loan and Security Agreement, dated April 18, 1997, between the Company and Signet Bank

          10.3 Modification of Promissory Notes, dated April 18, 1997 between the Company and Signet Bank

(b)     Reports on Form 8-K

        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          EA Engineering, Science, and
                                          Technology, Inc. & Subsidiaries
                                          -------------------------------
                                               (Registrant)





  April 18, 1997                    By:   /s/ Donald A. Deieso
-----------------                         -------------------------------
                                                 (Signature)


                                                Donald A. Deieso
                                          -------------------------------


                                                President and
                                                Chief Executive Officer
                                          -------------------------------
                                                     (Title)


  April 18, 1997                    By:   /s/ Joseph A. Spadaro
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