Form 10-Q
period 1997-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1997-07-15
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended: May 31, 1997  Commission File No. 0-15587
                          -----------------                   ---------


                 EA Engineering, Science, and Technology, Inc.
                -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                                    52-0991911
                    ----------                                   ------------
         (State or other jurisdiction                          of(IRS Employer
         incorporation or organization)                      identification No.)


          11019 McCormick Road, Hunt Valley, Maryland           21031
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

                                                         Yes   X    No
                                                       -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT JULY 11, 1997                     6,183,400
                                                       -----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets......................................................................... 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity........................................... 5
    Consolidated Statements of Operations........................................................................ 6
    Consolidated Statements of Cash Flows........................................................................ 7
    Notes to Consolidated Financial Statements................................................................... 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................................12

PART II - OTHER INFORMATION......................................................................................15

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding............................................................17

EXHIBIT 27

      Financial Data Schedule....................................................................................18

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           May 31,            August 31,
                                                            1997                1996
                                                         -----------          ----------
CURRENT ASSETS:

   Cash and cash equivalents.......................      $ 1,632,500         $ 1,308,600
   Accounts receivable, net........................        8,753,500          12,692,700
   Costs and estimated earnings in excess of
      billings on uncompleted contracts............        6,355,400          12,482,200
   Prepaid expenses and other......................        3,184,400           1,576,900
                                                         -----------         -----------

      Total Current Assets.........................       19,925,800          28,060,400
                                                         -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment...............       12,335,100          12,784,500
   Leasehold improvements..........................        3,627,800           3,677,800
                                                         -----------         -----------

                                                          15,962,900          16,462,300

   Less-Accumulated depreciation and amortization..      (13,568,700)        (13,337,400)
                                                         -----------         -----------

      Net Property and Equipment...................        2,394,200           3,124,900
                                                         -----------         -----------

OTHER ASSETS.......................................        3,156,100           2,143,200
                                                         -----------         -----------

      Total Assets.................................      $25,476,100         $33,328,500
                                                         ===========         ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         May 31,             August 31,
                                                          1997                  1996
                                                       ------------          ------------
CURRENT LIABILITIES:

   Accounts payable.................................    $ 3,961,100          $ 6,061,000
   Short-term borrowings............................      1,569,400                --
   Accrued expenses.................................      2,246,600            1,019,200
   Accrued salaries, wages and benefits.............      3,179,800            3,183,400
   Current portion of long-term debt................        857,400              644,600
   Billings in excess of costs and estimated
      earnings on uncompleted contracts.............        396,500            1,197,700
                                                        -----------          -----------
      Total Current Liabilities.....................     12,210,800           12,105,900
                                                        -----------          -----------

LONG-TERM DEBT, net of current portion..............        453,500            2,664,500
                                                        -----------          -----------

      Total Liabilities                                  12,664,300           14,770,400
                                                        -----------          -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,176,800 and 6,175,000 shares
      issued and outstanding........................         61,800               61,800
   Preferred stock, $.01 par value; 8,000,000 shares
      authorized; none issued.......................           --                   --
   Capital in excess of par value...................     10,803,300           10,796,300
   Retained earnings................................      1,946,700            7,700,000
                                                        -----------          -----------

      Total Stockholders' Equity....................     12,811,800           18,558,100
                                                        -----------          -----------

         Total Liabilities and Stockholders' Equity.    $25,476,100          $33,328,500
                                                        ===========          ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                  Nine Months Ended
                                                               May 31,          May 31,            May 31,           May 31,
                                                                1997             1996               1997              1996
                                                            ------------     -----------        -----------      ------------
Total revenue.............................                   $16,660,600     $22,339,700         $56,376,500       $ 64,472,600
Less - Subcontractor costs................                    (4,176,000)     (5,708,600)        (17,377,900)       (15,971,300)
                                                             -----------     -----------         -----------        -----------

    Net revenue............................                   12,484,600      16,631,100          38,998,600         48,501,300
                                                             -----------     -----------         -----------        -----------
Operating expenses:
    Direct salaries and other operating....                    7,621,300       7,320,800          21,291,800         21,759,600
    Selling, general, and administrative...                    6,867,600       8,831,100          23,317,500         26,536,800
    Restructuring..........................                    3,000,100            --             3,000,100               --
                                                             -----------     -----------         -----------        -----------

       Total operating expenses............                   17,489,000      16,151,900          47,609,400         48,296,400
                                                             -----------     -----------         -----------        -----------

Income from operations...................                     (5,004,400)        479,200          (8,610,800)           204,900

Interest expense, net....................                        (76,500)        (73,700)           (297,900)          (290,600)
                                                              ----------   -----------            ----------        -----------

Income (loss) before income taxes........                     (5,080,900)        405,500          (8,908,700)           (85,700)

Provision for (benefit from)income taxes.                     (1,624,300)        162,200          (3,155,400)           (34,300)
                                                              ----------      ----------          ----------        -----------
Net income (loss)........................                    $(3,456,600)      $ 243,300         $(5,753,300)         $ (51,400)
                                                              ==========      ==========          ==========        ===========

Net loss per share......................                          $(0.56)          $0.04              $(0.93)            $(0.01)
                                                                  ======           =====              ======              =====

Weighted average shares outstanding.....                       6,200,300       6,194,000           6,195,200          6,127,700
                                                               =========       =========           =========          =========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                       --------------------------------
                                                                         May 31,              May 31,
                                                                          1997                 1996
                                                                       -----------          -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net Loss....................................................       $(5,753,300)         $  (51,400)
    Noncash expenses included in net income (loss) -
        Depreciation and amortization...........................         1,126,300           1,208,300
        Deferred income taxes...................................              --               (85,600)
        Current benefit from income taxes.......................        (3,155,400)             51,300
    Net (increase) decrease in noncash assets -
        Accounts receivable, net................................         3,939,200           2,559,600
        Costs and estimated earnings in excess of
          billings on uncompleted contracts.....................         6,126,800          (3,281,900)
        Prepaid expenses and other assets.......................           328,100              14,700
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses...................          (876,100)         (1,595,900)
        Refunds of income taxes.................................           338,100               2,200
        Payments of income taxes................................          (131,200)           (528,500)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts.....................          (801,200)             50,700
                                                                       -----------          ----------

        Net cash flows used for operating activities............         1,141,300          (1,656,500)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Proceeds from long-term debt and short-term borrowings                 929,900                  --
    Proceeds from issuance of common stock......................             7,000             216,100
    Reduction of long-term debt and short-term borrowings.......        (1,358,700)           (441,700)
                                                                       -----------          ----------

        Net cash flows from (used for) financing
          activities............................................          (421,800)           (225,600)
                                                                       -----------          ----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net..................................          (395,600)           (621,000)
                                                                       -----------          ----------

       Net cash flows used for investing activities.............          (395,600)           (621,000)
                                                                       -----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       323,900          (2,503,100)
                                                                       -----------          ----------

CASH AND CASH EQUIVALENTS, beginning of period..................         1,308,600           3,813,900
                                                                       -----------          ----------
CASH AND CASH EQUIVALENTS, end of period........................        $1,632,500          $1,310,800
                                                                       ===========         ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996


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

Major Clients--

     For the nine months ended May 31, 1997 and 1996, various agencies of the federal government provided 46% and 46% of net revenue, and as of May 31, 1997 accounted for approximately 35% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

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

Supplemental Disclosures of Cash Flow Information--

     Cash paid during the nine months ended May 31, 1997 and 1996 for interest was $281,800 and $370,200, respectively. Retirements of property and equipment for the same periods were $895,000 and $-0-, respectively.

Accounting for Income Taxes--

     Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Note 2.  BANK FINANCING ARRANGEMENTS:

    As of May 31, 1997, short-term borrowings under the Company's $6 million line of credit arrangement with Signet Bank were $1,569,400. The Company was either in compliance with or obtained waivers for certain loan covenants under this credit agreement with an expiration date of November 30, 1997. Debt under the previous financing arrangements has been reclassified as short-term borrowings. The new facility, which became effective April 18, 1997, is secured by certain receivables and property and equipment and bears interest at a rate of 3 points above the prime rate. Borrowings are limited to $6 million, or a borrowing base computation consisting of a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, whichever is lower. Borrowings can exceed the borrowings base by $750,000 for short-term periods. The interest rate on the excess borrowings will be 13 points above the prime rate.

    For the nine months ended May 31, 1996, there were no short-term borrowings. The maximum short-term borrowings outstanding during the same period in fiscal 1996 were $1,721,800 and the average outstanding month-end balance was $263,200. The weighted average interest rate during the period and at May 31, 1997 was 11.2% and 8.5%, respectively. The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding.

    In addition, as a result of the non-compliance with certain financial covenants, Signet has amended the maturity date for the notes payable agreement for leasehold improvements and certain laboratory equipment to November 30, 1997.

    Long-term debt consists of the following:

                                                                       May 31,
                                                               ---------------------
                                                               1997             1996
                                                               ----             ----
    Note payable to Signet Bank in monthly installments
      of interest only; interest at prime or
      LIBOR plus 150 basis points through January
      1997,  repaid in connection with revolving
      credit facility refinancing........................     $     --        $3,000,000

    Notes payable to Signet Bank in equal monthly
      installments of $43,650, plus interest at
      250 points above LIBOR through November 1997,
      with unpaid balance due on November 30, 1997,
      secured by leasehold improvements and certain
      of EA's analytical laboratory equipment............      519,000         1,042,900


    Note payable to a commercial bank payable in equal
      monthly installments of $29,600, plus interest at
      9.1% through December 1999, secured by certain
      computer equipment.................................      791,900             --
                                                            ----------        ----------
    Total long-term debt.................................    1,310,900         4,042,900

    Less-current portion.................................      857,400           705,100
                                                            ----------        ----------
    Long-term portion....................................   $  453,500        $3,337,800
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

Note 4.  SAVINGS AND RETIREMENT PLAN

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

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    The Company maintains a Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 520,581 options are issued and outstanding as of May 31, 1997 having an average exercise price of $2.392. There were 402,031 shares available for issuance as of May 31, 1997.

    The Company maintains an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares monthly through payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 161,625 shares remain authorized for distribution under the Plan as of May 31, 1997.

    The Company maintains two Non-Employee Director Stock Option Plans (1995 and
1993) which provide for the granting of nonqualified stock options to its three non-employee directors. The exercise price of the 33,000 options, which were outstanding as of May 31, 1997, ranged between $2.375 and $6.125, which equaled the fair market value at the date of grant. A total of 44,000 options remain reserved for the Director Stock Option Plans as of May 31, 1997.

Note 6.  COMPANY RESTRUCTURING

    On March 25, 1997 the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3 million during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

    This restructuring included a reduction of approximately 125 staff.

    As of May 31, 1997, the Company had accruals of $1,297,000 included as other current liabilities in the accompanying consolidated balance sheet for costs to be incurred in future periods.

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

Three Months Ended February 28, 1997

    Net revenue for the three months ended May 31, 1997 was $12,484,600, a decrease of 24.9% from $16,631,100 for the same period in 1996. The decrease was attributable to lower contract volume associated with the Department of Defense activities, industrial, and federal non-DOD agency activities. The decreases in these client sectors were partially offset by increased revenue in the state and local government sectors. Additionally, price competition remains intense within the environmental services industry, further surpressing net revenue levels compared to the prior year's third quarter.

    Direct salaries and other operating costs increased 4.1% to $7,621,300 from $7,320,800, representing 61.0% and 44.0% of net revenue for the three months ended May 31, 1997 and 1996, respectively. As a percentage of net revenue, the increase was primarily attributable to project costs in excess of contract amounts of $1,400,000 related to certain landfill capping projects.

    Selling, general, and administrative costs decreased 22.2% to $6,867,600 from $8,831,100, reflecting staff reductions made in March, 1997 and increased to 55.0% from 53.1% of net revenue, respectively. The increase as a percentage of net revenue is related to decreased staff utilization in connection with the reduction in available work during the month of March.

    Additionally, on March 25, 1997 the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3 million during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs. This restructuring included a reduction of approximately 125 staff.

    As a result of the above factors, the loss from operations for the three months ended May 31, 1997 was $5,004,400 or 40.1% of net revenue compared to the previous year's income from operations of $479,200 or 2.9% of net revenue for the three months ended May 31, 1996. Interest expense, net, increased $2,800 for the three months ended May 31, 1997, compared to the prior year.

    The benefit from income taxes was $1,624,300 for the three months ended May 31, 1997 compared to the provision for income taxes of $162,200 for the three months ended May 31, 1996, representing effective rates of 32% and 40%, respectively.

    Net loss for the three months ended May 31, 1997 was $3,456,600, 27.7% of net revenue, compared to the previous year's third quarter income of $243,300, 1.5% of net revenue for the nine months ended May 31, 1996.

Nine Months Ended May 31, 1997

    Net revenue for the nine months ended May 31, 1997 was $38,998,600, a decrease of 19.6% from $48,501,300 for the same period in 1996. The decrease was attributable to lower contract volume in industrial and federal agency activities. This decrease was partially offset by increases in state and local government activity. However, price competition remains intense within the environmental services industry, further surpressing net revenue levels compared to the prior year's third quarter.

    Direct salaries and other operating costs decreased to $21,291,800 from $21,759,600, representing 54.6% and 44.9% of net revenue for the nine months ended May 31, 1997 and 1996, respectively. As a percentage of net revenue, the increase was primarily attributable to unrecoverable costs on certain projects and project costs in excess of contract amounts of $1,400,000 related to certain landfill projects.

    General and administrative costs decreased to $23,317,500 from $26,536,800, and increased to 59.8% from 54.7% of net revenue, respectively. The increase as a percentage of net revenue is related to decreased staff utilization in connection with the reduction in available work during the first seven months of the year.

    Additionally, on March 25, 1997 the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3 million during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs. This restructuring included a reduction of approximately 125 staff.


    As a result of the above factors, the loss from operations for the nine months ended May 31, 1997 was $8,610,800, or 22.1% of net revenue compared to the previous year's income from operations of $204,900, or 0.4% of net revenue for the nine months ended May 31, 1996. Interest expense, net, increased $7,300 for the nine months ended May 31, 1997, compared to the prior year. The increase was primarily attributable to an interest payment made in connection with Maryland tax settlement and increased interest rates of the Company's revolving credit facility. These increases were offset partially by decreasing debt principal balances.

    The benefit from income taxes was $3,155,400 for the nine months ended May 31, 1997 compared to a benefit from income taxes of $34,300 for the nine months ended May 31, 1996, representing effective rates of 35.5% and 40%, respectively.

    Net loss for the nine months ended May 31, 1997 was $5,753,300, or 14.8% of net revenue, compared to net loss of $51,400, or 0.1% of net revenue for the nine months ended May 31, 1996.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $323,900 for the nine months ended May 31, 1997. The increase principally resulted from a decrease in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and proceeds from long-term debt.

    The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $395,600 and $621,000 for the nine months ended May 31, 1997 and 1996, respectively.

    At May 31, 1997, the Company had outstanding debt, including current portion, of $2,880,300. This represents a net decrease of $428,800 from the August 31, 1996 balance of $3,309,100. The decrease is primarily the result of repayments of $651,700 related to notes payable, and repayments of $707,000 related to the revolving credit facility. These decreases were partially offset by new borrowings of $929,900 for a project/financial system and related computer equipment.

    As of May 31, 1997, short-term borrowings under the Company's $6 million line of credit arrangement with Signet Bank were $1,569,400. However, the Company was not in compliance with certain loan covenants under this credit agreement. The Company has obtained waivers from Signet related to these covenants. The new facility, which became effective April 18, 1997, is secured by certain receivables and property and equipment and bears interest at a rate of 3 points above the prime rate. Borrowings are limited to $6 million, or a borrowing base computation consisting of a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, whichever is lower. Borrowings can exceed the borrowings base by $750,000 for short-term periods. The interest rate on any excess borrowings will be 13 points above prime rate.

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

    The Company's credit arrangements have an expiration date of November 30, 1997. The Company is pursuing additional longer-term credit arrangements and management believes that such efforts will result in increased availability.

    On March 25, 1997, as a result of the Company's losses for the second quarter, the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred restructuring charges during the third quarter of $3 million related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

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


                                              EA Engineering, Science, and
                                              Technology, Inc. & Subsidiaries
                                              -------------------------------
                                                (Registrant)





   July 15, 1997                        By:   /s/ Donald A. Deieso
-----------------                             ----------------------------------
                                                     (Signature)


                                                 Donald A. Deieso
                                              ----------------------------------


                                                 President and
                                                 Chief Executive Officer
                                              ----------------------------------
                                                       (Title)


   July 15, 1997                        By:   /s/ Joseph A. Spadaro
-----------------                             ----------------------------------
                                                  (Signature)


                                                 Joseph A. Spadaro
                                              ----------------------------------


                                                 Executive Vice President,
                                                 Chief Financial Officer
                                              ----------------------------------
                                                      (Title)