Form 10-K
period 1997-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1997-11-24
CIK 802492

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 1997         Commission File Number 0-15587

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

      Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of October 31, 1997, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $7,100,00 based on the closing price of the Common Stock as provided by the National Association of Securities Dealers through NASDAQ on October 31, 1997.

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

             Class                               Outstanding at October 31, 1997
 ------------------------------------         ----------------------------------
  Common Stock, par value $.01                         6,236,500 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

  1. Annual Report to Stockholders for the year ended August 31, 1997, portions of which are incorporated by reference in Part II of this Report.

  2. Proxy Statement for the Annual Meeting of Stockholders scheduled for January 14, 1998, portions of which are incorporated by reference in Part III of this Report.

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                                                        Page
-----                                                                                       ----
                                                      PART I

     1          Business                                                                     1
     2          Properties                                                                  10
     3          Legal Proceedings                                                           10
     4          Submission of Matters to a Vote of Shareholders                             10

                                                      PART II

     5          Market for the Registrant's Common Stock and Related
                  Shareholder Matters                                                       11
     6          Selected Financial Data                                                     12
     7          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 13
     8          Financial Statements and Supplementary Data                                 17
     9          Disagreements on Accounting and Financial Disclosure                        33

                                                     PART III

    10          Directors and Executive Officers of the Registrant                          34
    11          Executive Compensation                                                      34
    12          Security Ownership of Certain Beneficial Owners and Management              34
    13          Certain Relationships and Related Transactions                              34

                                                      PART IV

    14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K            35
                Signatures                                                                  39
                Exhibit Index                                                               40



                                     PART I


ITEM 1.     BUSINESS

General

EA Engineering, Science, and Technology, Inc. is an international consulting firm specializing in the fields of energy, the environment, and health and safety. Through its network of more than 20 branch and satellite offices and its analytical and international operations, EA provides scientific, engineering, economic, analytical, and management solutions to industrial, utility, and government clients.

As of August 31, 1997, the Company's organizational structure consisted of the parent company, EA Engineering, Science, and Technology, Inc. ("EA") and its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc., and EA Financial's wholly-owned subsidiaries, EA Global, Inc. and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. EA International, Inc., a Maryland corporation, was incorporated in fiscal 1997 to provide environmental services on a fully diversified basis throughout the world. The entities are collectively referred to herein as the "Company."

The Company was founded in 1973 and initially was engaged in environmental assessment and permitting related to power plant siting and expansion. Since that time, in response to market opportunities and conditions, the Company expanded both its services and client base. Today, we provide services in areas ranging from air permitting and process safety, to water quality and resources management. Since its founding, EA has performed more than 65,000 projects for clients in the United States and in more than 30 nations abroad.

Historically, the demand for EA's services was largely driven by the myriad of federal, state and local environmental enactments and regulations impacting the Company's clients. A great deal of cleanup activity and progress have been generated as a result of those laws and regulations--in 1996 the U.S. environmental market reported revenues of $181,000,000,000. However, as with all regulatory-driven businesses, the industry, and in turn, the Company's performance is inextricably linked to the pace and intensity with which the regulations are written, promulgated, and enforced. During the past several years, the regulatory pace has slowed resulting in an increasingly competitive environmental market.

More recently, the demand for the Company's services have been stimulated by new, more business-oriented factors, including the recognition that it is more cost-effective to prevent pollution and minimize waste than to remediate it as a toxic emission. Additionally, many clients now see environmental strategy as a method of increasing global competitiveness and enhanced profitability. EA believes that this strategic shift will stimulate opportunity for its business-oriented consulting services in both the domestic and international markets.

In our role as an advocate and strategic resource to our clients, EA provides the management perspective and technical skills to anticipate, identify, address and resolve those energy, environmental, health and safety issues affecting their business performance and profitability.

Services

EA provides consulting services to clients in the areas of energy, environment, and health and safety. The Company's primary service areas are Air Quality Management and Process Engineering, Analytical Laboratory Services, Ecotoxicology and Bioassessment, Risk Sciences and Management, Sediment and Dredging, Site Characterization and Remediation, Solid Waste, and Water Quality and Water Resources Management, and Health and Safety Reviews, Energy Planning and Audits, Due Diligence Reviews, and Strategic Planning of Environmental Issues.

The multi-faceted nature of most environmental problems, however, requires a cross-section of professionals to provide an integrated solution, and strict classification by service area is not practical for most of the Company's projects. In providing its services, EA has developed certain remedial and analytical technologies and processes for the mitigation and control of environmental damage and risks. In addition, we assist clients in responding to issues raised by regulatory agencies and community groups. All of the service areas are part of the vertically-integrated capabilities that the Company may offer its clients.

The Company's services normally are performed by a team of scientists, engineers, planners and economists and include a combination of the following:

   o    Consultation to determine the nature and scope, and development and implementation of solutions to mitigate potential environmental, energy, or health and safety problems.
   o    On-site collection of samples.
   o    On-site monitoring and measurement of discharges and emissions.
   o    Analysis of samples in the Company's laboratories or in its mobile testing units.
   o    Evaluation of environmental or human health risks.
   o    Development and engineering design of a system or facility for monitoring, controlling or eliminating the problem.
   o    Preparation of reports for regulatory agencies.
   o    Participation and representation of clients in public and regulatory hearings.
   o    Engineering certification of design specifications.
   o    Implementation of remedial action.

The Company's contracts are generally undertaken on a time and material, fixed price, or cost plus fixed fee basis. Fixed price contracts and certain time and material and cost plus contracts with upset limits require EA to bear the risk of cost overruns. Most of the Company's contracts provide that the client may at any time cancel any portion of the work not yet performed.

The following table reflects the approximate percentage of net revenue derived by contract type in each of the three years in the period ended August 31, 1997:


                                                  Year Ended August 31,
---------------------------------------- ---------------------------------------
                                             1997          1996         1995
---------------------------------------- ------------- ------------  -----------
Time and materials                                 34%          33%          47%
Fixed price                                        44           41           26
Cost plus fixed fee                                22           26           27
---------------------------------------- ------------- ------------  -----------
                                                  100%         100%         100%
======================================== ============= ============  ===========


During fiscal 1997, the volume of the Company's work continued to be predominately from fixed price and time and materials contracts. The Company considers this to be an industry trend whereby clients transfer additional risk to the prime contractor and, in turn, the Company transfers additional risk to its subcontractors, when applicable.

In general, the Company's contracts vary in length from one month to ten years and require performance of a particular project within the contractually specified time frame. Although the Company holds certain federal contracts with options for longer durations, most of these contracts require exercise of annual renewals by the client. A substantial portion of EA's contracts represent the provision of separate services required from time-to-time by ongoing clients.

Clients

EA provides services to industrial, utility, and government clients both directly and indirectly through work performed for architects/engineers, engineer/contractors, law firms, and financial institutions. The Company's goal is to assist its clients in achieving their business and growth objectives as costeffectively and dependably as possible.

During fiscal 1997, the Company provided services to more than 450 industrial, utility, and government clients involving more than 1,500 projects in the private sector and 460 projects in the federal government sector. Although more private sector projects were performed, the portion of net revenue provided by the federal government was 50%, 53%, and 64% for the fiscal year 1997, 1996 and 1995, respectively. The Company believes that a diversified mix of business revenue derived from each of its client sectors will help ensure its continuing financial success. To achieve this goal, the Company has established a business development program focused on specific client sectors. Those sectors are: federal government, state and local governments, industry (for example, pulp and paper, oil and gas, chemical), and electric utility.

Although a significant portion of net revenue was derived from agencies of the federal government, the Company's services are performed for many different departments, and in many different regions of the country, thereby reducing the financial risks associated with the delays or cancellation of any particular contract. Therefore, in management's opinion, the loss of any one of the Company's clients within its major revenue generating sector would not have a material effect on operations or profitability.

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 1997:


                                                  Year Ended August 31,
---------------------------------------- ---------------------------------------
                                             1997          1996         1995
---------------------------------------- ------------- ------------  -----------
Federal government                                 50%          53%          64%
Industrial and other private sector                36           33           23
Utilities                                           5            6            7
State and local government                          9            8            6
---------------------------------------- ------------- ------------  -----------
                                                  100%         100%         100%
======================================== ============= ============  ===========


Sales and Marketing

The Company markets its services from its headquarters in Hunt Valley, Maryland and through its network of branch and satellite offices located in and around major metropolitan cities across the United States. The Company employs a variety of business development and marketing techniques, including one-on-one client meetings and presentations, hosting and participating in industry seminars, responding to formal requests for proposals, initiating direct-mail programs, and establishing an ongoing public relations/technical article program within industry trade journals.

A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of work to include follow-on complementary activities and new activities and often refer us to their colleagues at other locations. Additionally, the Company has an active business development program to identify new clients that have not yet engaged its services. The Company often teams with other consulting firms, or provides its services as a subcontractor to larger architect/engineer or engineer/contractor firms. The Company tracks prospective business through an interactive opportunity pipeline network.

The Company employs a matrix approach involving branch operations, Client Sectors Directors, and National Technical Directors to maximize the effectiveness of its sales and marketing organization. The Company's market sectors are federal government, state and local governments, industry, and electric utility. The Company's product lines are Air Quality Management Services and Process Engineering, Alternative Fuels, Analytical Laboratory Services, Ecotoxicology and Bioassessment, Process Safety and Risk Management, Risk-Based Environmental Decision-Making, Sediment Management, Site Characterization and Remediation, Solid Waste Management Services, and Water Quality and Water Resources Management.

Backlog

At August 31, 1997, the Company's total contract backlog was approximately $48,400,000 compared to contract backlog of $63,700,000 at August 31, 1996. The Company's net contract backlog (total less estimated subcontractor costs) was approximately $38,900,000 at the end of fiscal 1997 compared to approximately $52,500,000 at the end of fiscal 1996. The Company expects that approximately 80% of this backlog will be completed in fiscal 1998. The Company's total contract backlog attributable to federal government contracts as of August 31, 1997 was $34,000,000 ($26,000,000, net) compared to $41,000,000 ($32,000,000, net) a year earlier.

There can be no assurance, however, that work under any of these contracts will be authorized or that work once authorized will not be cancelled. Generally, these contracts provide for a fixed percentage of profit based on estimated costs. In the event of cancellation, the Company is entitled to recover its incurred costs and associated profit. Terminations and cancellations of government contracts have not been material in the past. The level of backlog may fluctuate during each year, and accordingly, the backlog at any point in time does not necessarily reflect near-term anticipated operating results. Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak work loads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company.

As the amount of work available from federal agencies declines and becomes more competitive, the Company is shifting its marketing efforts to the industrial, utility, and state and local levels. Particular attention will be given to expanding the overall management consulting practice in the energy and environment areas with emphasis also on health and safety issues.

The Company also provides services on major long-term private sector contracts under continuing service agreements that provide for work on a task basis. Upon receipt of related authorizations, the work is included in contract backlog. Because such specific authorizations are generally for periods considerably shorter than the duration of the period the Company expects to perform services for a particular client, management believes that its backlog figures are not necessarily indicative of its future revenue.

Employees

As of August 31, 1997, the Company had approximately 560 full-time employees compared to approximately 720 full-time employees at August 31, 1996. The decrease in staff was a result of staff reductions in overhead positions and excess capacity in technical staff. Most of the Company's employees are engaged in performing scientific, engineering, remediation, and consulting services; the remainder provide executive, administrative, and other support services. The Company also hires part-time or temporary personnel to meet seasonal needs or the requirements of a particular contract. EA's staff includes professional engineers, biologists, chemists, geologists, industrial hygienists, public health scientists, regulatory specialists, toxicologists, industrial planners, computer scientists, and business managers.

The Company has reinvigorated and invested in training and mentoring programs to facilitate a "continuing learning" process within the firm. In 1997, the Company instituted several programs, including project manager training, sales management seminars and technical development programs, and has established a professional career ladder development program. Additionally, the Company offers a tuition reimbursement program for all employees of the firm.

None of the Company's employees are represented by a union. The Company considers its relationship with employees to be good.

Competition

Nationwide, the environmental industry employs more than one million people, working at over 100,000 firms, generating revenues in excess of $181,000,000,000. However, the environmental engineering and consulting market is becoming highly competitive and requires skilled and experienced professional, technical, and management personnel. Today, the domestic market for environmental services can be characterized as flat in revenue and income. Over the past several years, in an effort to reduce costs and increase volume, the environmental industry experienced an increase in merger and acquisition activity, resulting in several mega-environmental firms with revenues greater than $500,000,000.

Typical projects, especially those in excess of $100,000, are bid on by numerous firms. The principal competitive factors are client relationships, pricing, reputation, quality of services, expertise, and local presence. Increasingly, multiple firms are deemed "technically qualified," resulting on the factors of price and relationships to determine the winning bid.

EA believes that its favorable competitive factors are its multidisciplinary capabilities, its reputation for quality of services, its certifications to provide analytical and consulting services to a broad constituency, and its geographical dispersion. In each market sector, EA competes with engineering and consulting firms which are both larger and smaller than the Company, although management believes no one firm currently dominates a significant portion of any of the service areas.

Licensing and Certification

The Company's laboratory has been approved/validated to perform analyses for the Naval Facility Engineering Service Center (NFESC), the Air Force Center for Environmental Excellence (AFCEE), and the U.S. Army Corps of Engineers (Missouri River Division). Regulatory authorities frequently will not accept analytical evidence of compliance unless the analysis has been performed by a laboratory with relevant certifications such as those described above.

The laboratory is also certified by 41 different states including Maryland, New Jersey, New York, and California, and maintains certain local permits and licenses. Additionally, the laboratory has been authorized to do work by the District of Columbia and 9 states that do not have formal certification programs. The laboratory has certifications and permits to operate in states and jurisdictions where the Company performs its services. To support all of these programs, the laboratory must be periodically audited by these regulatory agencies and is required to participate in a variety of performance evaluations such as those conducted by the EPA and U.S. Army Corps of Engineers.

The criteria necessary for obtaining and maintaining laboratory certifications and permits varies significantly by agency and by state. Generally the criteria include:

   o  Application for certification/permit
   o Request and initial review for compliance with comprehensive rules and regulations
   o  Periodic verification of compliance through proficiency samples
   o  Periodic onsite audits
   o  Payment of annual fees

Historically, the laboratory has experienced no significant audit problems. While audits may result in certain "findings," these are usually procedural in nature and prompt changes or other adjustments to bring the Company into compliance with the auditor's request. The Company has been able to obtain and maintain its certifications and permits without interruption. However, if the Company is unable to obtain and maintain such participation and certifications, the operation of the laboratory and the Company's financial condition may be adversely affected. Management believes that the Company currently possesses the licenses or permits necessary to perform its engineering and consulting services.

Regulatory Matters

Many environmental laws and regulations have been enacted by federal, state, and local governments in response to growing public concern over activities and substances deemed to have adverse effects on the environment and on human health and safety. Historically, compliance with these environmental laws and regulations by both private and public sector clients has been the primary force in creating demand for the Company's services. Those laws include:

The Safe Drinking Water Act (SDWA) of 1974 directs the Environmental Protection Agency to set drinking water standards for community water supply systems in the United States. In 1996, Congress reauthorized the act, introducing substantive changes to the regulation and financing of water systems. Those changes include regulatory improvements with standards based on better science, risk assessment, and prioritization of efforts, and stronger programs to prevent contamination of drinking water sources. The act integrates watershed protection planning programs to control non-point contaminants. A key provision of the reauthorized act introduces new funding for states and community water systems through a drinking water state revolving program. Nearly $9,600,000,000 through 2006 is available for low interest loans.

The reauthorized SDWA will have a strong impact on the Company's state and local government clients, all of whom are responsible for ensuring the quality and quantity of their community drinking water supplies.

The Federal Water Pollution Control Act of 1972 (the "Clean Water Act" or CWA) established a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources.

The CWA contains many regulations that impact the Company's industrial, federal, and state and local clients and contribute to its new and ongoing work assignments for those clients . Key areas for which regulations have been issued include industrial wastewater pretreatment, surface water toxics control, stormwater control, nonpoint source pollution control and compliance with the National Permit Discharge Elimination System. For example, the surface water toxics program requires states to identify waters adversely affected by toxics and propose control strategies for both point and non-point sources. Regulations governing stormwater permitting and management affect facilities as well as communities, often requiring storm sewer analysis and design, flood control, watershed planning, and pollution impacts from point and non-point sources. Additionally, the evaluation and management of ecological habitats, watersheds and wetlands, are often included in CWA-driven projects.

The Resource Conservation and Recovery Act of 1976 (RCRA) regulates the management of existing and newly-generated hazardous waste from the time of generation through final disposal. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit, and must comply with certain operating, financial responsibility and closure requirements. The Act also regulates solid waste activities from household, commercial, and industrial generators.

Regulations issued pursuant to RCRA significantly affect the need for environmental treatment and services in the following areas: municipal solid waste disposal, land disposal of hazardous waste, remediation of environmental contamination, and management of leaking underground storage tanks. The EPA is now promoting a program that encourages RCRA corrective action facilities to meet performance standards through self-implementing (voluntary) programs. The Company expects this program will hasten the pace of cleanup action for its clients.

The Clean Air Act (CAA), which was reauthorized in 1990, established a series of programs to control airborne emissions from mobile and stationary sources. The act designated many areas of the U.S. in "nonattainment," requiring them to establish programs, and prepare and implement State Implementation Plans to reduce emissions and meet federal ambient air quality standards.

The reauthorized CAA contains a sizeable provision for controlling hazardous air pollutants and established a schedule for installing control technologies where needed. The act also required thousands of emission sources to obtain federally-enforceable permits in order to continue to operate. The Company assists clients in attaining permits, and works with industrial, state and local government clients to meet attainment goals from stationary and mobile sources, the latter, through its Clean Fuel Vehicles group.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), along with its amendments and reauthorizations, addresses the uncontrolled releases from inactive or abandoned hazardous waste sites. Industrial, federal, and state and local entities are all subject to the requirements of CERCLA for geologic, hydrologic, engineering, risk, and environmental evaluations. The Company assists its clients in both the investigative and engineering aspects of CERCLA work, and in designing, constructing and monitoring site remediation systems.

Brownfields Initiatives. The exodus of U.S. industry from our inner-city or other industrial locations during the past thirty years has left behind thousands of former manufacturing and commercial sites, many of which have been abandoned because of contamination and associated liability to owners and/or operators. These sites, known as "brownfields," number more than 500,000 nationwide.

The Clinton Administration introduced the Brownfields Initiative, which was designed to encourage inner-city economic development and property reuse by resolving the cleanup and liability issues associated with contaminated industrial properties. Most states now have targeted efforts and voluntary cleanup programs under this Initiative. The Company has participated in many Brownfields projects and expects to continue work in this area in many states where Brownfields programs are active.

Insurance

The Company maintains a full range of insurance coverage including professional liability insurance and pollution liability coverage. There can be no assurance that the Company will not incur liability with respect to the professional services it renders or that such liability, if incurred, will not have a material adverse effect upon the Company. However, these insurance policies will provide limited protection and defense up to their stated amounts.

EA has endeavored to protect itself through contractual indemnification from clients when possible and by intensifying its existing quality control and assurance, and health and safety programs. Generally, indemnification is not available under the Company's government contracts. The Company's quality control and assurance program includes a control function to establish standards and procedures for performance and documentation of performance of project tasks, and an assurance function to audit the control function and to monitor compliance with procedures and quality standards. An additional objective of this program has been to establish practices and procedures to protect EA personnel from hazardous substance situations. This is accomplished through a company-wide occupational safety and health monitoring program managed by corporate health and safety professionals.

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

ITEM 2.  PROPERTIES

The Company's headquarters, Baltimore regional office, and central laboratory are located in approximately 92,600 square feet of leased space. Leases for these facilities are with partnerships, whose partners include the Chairman of the Board of EA and certain members of his family.

   The Company's primary branch and satellite offices in the United States are located in:

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

In addition, the Company has established an office location in Mexico City, Mexico.

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


                                                            High         Low
Fiscal 1996:              First Quarter                    $5.25        $3.75
                          Second Quarter                    4.13         3.50
                          Third Quarter                     4.00         2.88
                          Fourth Quarter                    3.50         2.25

Fiscal 1997:              First Quarter                    $2.59        $1.50
                          Second Quarter                    2.75         1.75
                          Third Quarter                     2.25         1.63
                          Fourth Quarter                    2.22         1.75

On October 31, 1997, the closing price of the common stock as reported by NASDAQ was $2.00 per share. On that date, there were 1,126 holders of record.

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


                                                                         Year Ended August 31,
------------------------------------------------------------------------------------------------------------------------
                                                     1997            1996           1995         1994          1993
----------------------------------------------- --------------  --------------  ------------ ------------  -------------
                                                                (in thousands, except per share amounts)

Operations data:
  Total revenue                                        $73,891         $88,308       $92,365      $76,873        $61,126
  Net revenue(1)                                        52,455          64,354        72,471       63,748         52,941
  Income (loss) from operations                         (8,022)           (444)        4,141        3,305          2,111
  Net income (loss)                                     (5,408)           (580)        2,227        1,823          1,004
  Net income (loss) per share(2)                        $(0.87)         $(0.09)        $0.36        $0.30          $0.17

Weighted average number of shares
     outstanding(2)                                      6,206           6,138         6,171        6,089          5,888

Balance sheet data:
  Working capital                                      $10,182         $15,955       $17,663      $14,317        $12,146
  Total assets                                          26,642          33,329        36,368       31,575         28,471
  Short-term borrowings                                     --              --            --      --                  --
  Long-term debt, net of current portion                 2,332           2,665         4,033        4,798          5,034
  Stockholders' equity                                 $13,257         $18,558       $18,880      $15,177        $12,721

   (1) Net revenue represents total revenue less subcontractor costs.

   (2) Results have been restated to reflect the two 3 for 2 stock splits, each effected in the form of a 50% stock dividend issued on February 23, 1994 and July 5, 1994.

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

Results of Operations

The following table sets forth the percentage relationships of selected items in the statement of operations to net revenue for the years indicated. It should be noted that, for historical comparisons, operating costs in past years have been adjusted to include sales and marketing related costs in sales, general, and administrative costs. In previous years, these costs were included in direct salaries and other operating expenses.


                                                                       Year Ended August 31,
                                                              ------------------------------------------
                                                                  1997               1996           1995
------------------------------------------------------------- ------------- ------------- --------------
Net revenue                                                            100.0%        100.0%         100.0%
------------------------------------------------------------- ------------- ------------- --------------
Operating expenses:
  Direct salaries and other operating                                   95.4          89.8           82.4
  Sales, general and administrative                                     14.2          10.9           11.9
  Restructuring charges                                                  5.7           --             --
------------------------------------------------------------- ------------- ------------- --------------
    Total operating expenses                                           115.3         100.7           94.3
------------------------------------------------------------- ------------- ------------- --------------
Income (loss) from operations                                          (15.3)         (0.7)           5.7
Interest expense, net                                                   (0.7)         (0.6)          (0.6)
------------------------------------------------------------- ------------- ------------- --------------
Income (loss) before income taxes                                      (16.0)         (1.3)           5.1
(Benefit from) provision for income taxes                               (5.7)         (0.4)           2.0
------------------------------------------------------------- ------------- ------------- --------------
    Net income (loss)                                                  (10.3)%        (0.9)%          3.1%
============================================================= ============= ============= ==============

Fiscal 1997 Compared to Fiscal 1996

Net revenue during fiscal 1997 decreased to $52,455,100 from $64,353,700. The decrease was attributable to lower contract volume associated with the Department of Defense, industrial, and federal non-DOD agency activities. Additionally, price competition remains intense within the environmental services industry, further supressing net revenue levels compared to the prior year.

Direct salaries and other operating costs decreased 13.4% to $50,031,700 from $57,799,000. As a percentage of net revenue, however, direct salaries and other operating costs increased to 95.4% from 89.8% a year earlier. This increase was primarily attributable to realized losses related to certain landfill projects amounting to approximately $1,400,000 of costs in excess of contract values. Additionally, lower staff utilization, especially in the second quarter, attributable to the reduction in available work caused an increase in operating costs relative to net revenue. In March 1997 the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs. This restructuring included a staff reduction of approximately 125 employees.

Sales, general and administrative costs increased 6.4% to $7,445,400 in 1997 from $6,997,600 in 1996, or 14.2% and 10.9% of net revenue, respectively. The increase was due primarily to bonus amounts paid to management as a result of the Company's exceeding its profit targets for the final five months of the year. No bonuses were paid in fiscal 1996.

As a result of the above factors, the loss from operations was $8,022,100 compared to a loss from operations of $443,600 in the prior year. Interest expense, net, decreased slightly to $354,800 from $357,500. A net decrease in interest expense from lower-than-average borrowings was offset by higher rates and an interest payment made in connection with a state income tax settlement.

The benefit from income taxes was $2,969,300 for the year ended August 31, 1997, compared to a benefit from income taxes of $221,000 for the year ended 1996, representing effective rates of 35% and 28%, respectively. The difference in effective tax rates between years is largely attributable to increases in certain permanent differences between financial and income tax reporting, and to the non-recognition of the future benefits attributable to a foreign loss for the fiscal year ended 1996. It is the opinion of management that these recorded benefits are more likely than not to be realized.

The net loss for the twelve months ended August 31, 1997, was $5,407,600, or 10.3% of net revenue, compared to net loss of $580,100, or 0.9% of net revenue for the prior year.

Fiscal 1996 Compared to Fiscal 1995

Net revenue during fiscal 1996 decreased to $64,353,700 from $72,471,400. The decrease was primarily attributed to federal regulatory uncertainties and budgetary delays, partially offset by an increase in private industry revenues.

Direct salaries and other operating costs decreased 3.3% to $57,799,700 from $59,681,450. As a percentage of net revenue, however, direct salaries and other operating costs increased to 89.8% from 82.4% a year earlier. This increase was attributable to unrecoverable costs on certain projects and lower staff billability related to the reduction in available work. The Company performed staff reductions to the extent possible while keeping necessary staff capabilities required throughout the country for both project and business development purposes. Additionally, more time was devoted by staff to the development of new business and the completion of proposals in an attempt to maintain backlog at higher levels during a challenging economic period.

Sales, general, and administrative costs decreased 19.1% to $6,997,600 in 1996 from $8,649,250 in 1995, or 10.9% and 11.9% of net revenue, respectively. The decrease was due to staff reductions and related overhead expense decreases.

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

The net loss for the twelve months ended August 31, 1996, was $580,100, or 0.9% of net revenue, compared to net income of $2,227,400, or 3.1% of net revenue for the prior year.

Fiscal 1995 Compared to Fiscal 1994

Net revenue during fiscal 1995 increased 13.7% to $72,471,400 from $63,748,100. The increase reflects increased contract volume associated with federal agencies with which EA holds indefinite deliveryindefinite quantity type contracts. Additionally, increased use of team partners and subcontractors provided increased recovery of overhead costs and fees which are reflected in the net revenue increase.

Direct salaries and other operating expenses increased 13.5% to $59,681,450 from $52,583,611, and remained relatively constant as a percentage of net revenue at 82.4% and 82.5%, respectively. Salary, general, and administrative costs increased 10.1% to $8,649,250 from $7,859,289, but decreased as a percent of net revenue to 11.9% from 12.3%. Management expects the percentage of selling, general, and administrative expenses to net revenue to further decrease reflecting a decrease in staff at the end of the fourth quarter.

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

Inflation

Because of its ability to generally pass through increased costs to its clients, as well as the generally low levels of inflation, the Company believes that inflation has not had a material impact on its operations.

Liquidity and Capital Resources

Cash and cash equivalents (cash) increased by $1,024,700 in 1997 compared to decreases of $2,505,300 in 1996 and $174,600 in 1995. The increase in 1997 principally resulted from decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted projects.

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improvements) of approximately $699,000, $1,008,500, and $1,067,200 in 1997, 1996, and 1995, respectively, have been funded primarily from cash flows.

The Company entered into a new bank credit arrangement with a regional bank near the end of the fiscal year consisting of: (i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 term loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings from the revolving line of credit are limited to certain percentages of accounts receivable and costs and estimated earnings in excess of billings (up to a maximum of $4,000,000). The interest on all borrowings is LIBOR +250 , which may be reduced to LIBOR +200 in the third quarter of fiscal 1998 and LIBOR +150 in the first quarter of fiscal 1999 if the Company achieves certain financial ratios.

At August 31, 1997, the Company had outstanding long-term debt, including the current portion, of $2,980,000, which represented a decrease of $329,000 from the August 31, 1996 balance of $3,309,100. The Company had no short-term borrowings under its line of credit at August 31, 1997 and 1996.

The Company's existing funds, cash from operations, and the available portion of its $8,500,000 bank line of credit and $1,500,000 equipment line are expected to be sufficient to meet the Company's present cash needs. The Company also believes it has the ability to raise capital through placement of debt and will pursue such options as the need arises to expand facilities, make acquisitions or acquire equipment in conjunction with a review of the most cost-effective means for the Company and its stockholders.

While the Company believes that there is sufficient demand for current operating levels, there can be no assurance that this demand will exist or continue. Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

             -------------------------------------------------------

Certain of the statements contained in this report are forward-looking statements that involve risks and uncertainties, such as, among other things, those related to the Company's contracts, demand for Company services, overall government funding and spending for environmental projects, the Company's highly competitive marketplace, and other business risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                                                          Page
                                                                                                          -----

Report of Independent Public Accountants                                                                    18

Consolidated Financial Statements:

     Consolidated Balance Sheets as of August 31, 1997 and 1996                                             19

     Consolidated Statements of Operations for the years ended
        August 31, 1997, 1996, and 1995                                                                     21

     Consolidated Statements of Changes in Stockholders' Equity for the years ended
        August 31, 1997, 1996, and 1995                                                                     22

     Consolidated Statements of Cash Flows for the years ended
        August 31, 1997, 1996, and 1995                                                                     23

     Notes to Consolidated Financial Statements for the years ended
        August 31, 1997, 1996, and 1995                                                                     24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

We have audited the accompanying consolidated balance sheets of EA Engineering, Science, and Technology, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.


                             /s/ ARTHUR ANDERSEN LLP


Baltimore, Maryland
November 14, 1997

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     August 31,
                                                                      ----------------------------------------
                                                                              1997                1996
--------------------------------------------------------------------- -------------------- -------------------
Current Assets:

   Cash and cash equivalents                                                   $ 2,333,300         $ 1,308,600

   Accounts receivable, net                                                      9,498,800          12,692,700

   Costs and estimated earnings in excess
       of billings on uncompleted contracts                                      5,653,800          12,482,200
Refundable income taxes                                                          1,883,900             319,500
Prepaid expenses and other                                                       1,865,500           1,257,400
--------------------------------------------------------------------- -------------------- -------------------
      Total Current Assets                                                      21,235,300          28,060,400
--------------------------------------------------------------------- -------------------- -------------------
Property and Equipment, at cost:

   Furniture, fixtures, and equipment                                           12,599,200          12,784,500

   Leasehold improvements                                                        3,664,800           3,677,800
                                                                      -------------------- -------------------
                                                                                16,264,000          16,462,300

   Less-Accumulated depreciation and amortization                              (13,867,200)        (13,337,400)
--------------------------------------------------------------------- -------------------- -------------------
      Net Property and Equipment                                                 2,396,800           3,124,900
--------------------------------------------------------------------- -------------------- -------------------
Other Assets                                                                     3,009,800           2,143,200
--------------------------------------------------------------------- -------------------- -------------------
      Total Assets                                                             $26,641,900         $33,328,500
===================================================================== ==================== ===================

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                         August 31,
                                                                           --------------------------------------
                                                                                  1997                1996
-------------------------------------------------------------------------- -------------------  -----------------
Current Liabilities:
   Accounts payable                                                                $ 4,306,900        $ 6,061,000
   Accrued expenses                                                                  2,694,600          1,019,200
   Accrued salaries, wages and benefits                                              2,891,200          3,183,400
   Current portion of long-term debt                                                   648,300            644,600
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                         512,200          1,197,700
-----------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                     11,053,200         12,105,900
-------------------------------------------------------------------------- -------------------  -----------------
Long-Term Debt, net of current portion                                               2,331,700          2,664,500
-------------------------------------------------------------------------- -------------------  -----------------
      Total Liabilities                                                             13,384,900         14,770,400
-------------------------------------------------------------------------- -------------------  -----------------
Commitments
-------------------------------------------------------------------------- -------------------  -----------------
Stockholders' Equity:
   Common stock, $.01 par value; voting;
      10,000,000 shares authorized; 6,227,300
      and 6,175,000 shares issued and outstanding                                       62,300             61,800
   Preferred stock, $.01 par value;
      8,000,000 shares authorized; none issued                                              --                 --
   Capital in excess of par value                                                   10,902,300         10,796,300
   Retained earnings                                                                 2,292,400          7,700,000
-------------------------------------------------------------------------- -------------------  -----------------
      Total Stockholders' Equity                                                    13,257,000         18,558,100
-------------------------------------------------------------------------- -------------------  -----------------
      Total Liabilities and Stockholders' Equity                                   $26,641,900        $33,328,500
========================================================================== ===================  =================

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended August 31,
                                                  ----------------------------------------------------------------
                                                            1997                   1996                1995
------------------------------------------------- -----------------------  -------------------- ------------------
Total revenue                                                $ 73,890,900          $ 88,307,800        $92,364,900
Less - Subcontractor costs                                    (21,435,800)          (23,954,100)       (19,893,500)
------------------------------------------------- -----------------------  -------------------- ------------------
      Net revenue                                              52,455,100            64,353,700         72,471,400
------------------------------------------------- -----------------------  -------------------- ------------------
Operating costs and expenses:
   Direct salaries and other operating                         50,031,700            57,799,700         59,681,450
   Sales, general and administrative                            7,445,400             6,997,600          8,649,250
   Restructuring charges                                        3,000,100                    --                 --
------------------------------------------------- -----------------------  -------------------- ------------------
      Total operating expenses                                 60,477,200            64,797,300         68,330,700
------------------------------------------------- -----------------------  -------------------- ------------------
Income (loss) from operations                                  (8,022,100)             (443,600)         4,140,700
------------------------------------------------- -----------------------  -------------------- ------------------
Interest expense                                                 (446,400)             (464,900)          (522,800)
Interest income                                                    91,600               107,400             94,600
------------------------------------------------- -----------------------  -------------------- ------------------
Income (loss) before income taxes                              (8,376,900)             (801,100)         3,712,500
------------------------------------------------- -----------------------  -------------------- ------------------
(Benefit from) provision for income taxes                      (2,969,300)             (221,000)         1,485,100
------------------------------------------------- -----------------------  -------------------- ------------------

Net income (loss)                                            $ (5,407,600)            $(580,100)        $2,227,400
================================================= =======================  ==================== ==================

Net income (loss) per share                                       $ (0.87)               $(0.09)             $0.36
================================================= =======================  ==================== ==================

Weighted average shares outstanding                             6,205,700             6,138,100          6,170,700
================================================= =======================  ==================== ==================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995



                                                                   Capital in
                                                  Common           Excess of           Retained
                                                  Stock            Par Value           Earnings             Total
-------------------------------------------  ----------------  ------------------  -----------------  -----------------
Balance, August 31, 1994                              $57,700        $  9,066,100        $ 6,052,700        $15,176,500

Issuance of Stock                                       3,200             821,700                 --            824,900

Tax Benefit from Stock Options
     Exercised                                             --             650,900                 --            650,900

Net Income                                                 --                  --          2,227,400          2,227,400
-------------------------------------------  ----------------  ------------------  -----------------  -----------------
Balance, August 31, 1995                               60,900          10,538,700          8,280,100         18,879,700

Issuance of Stock                                         900             233,000                 --            233,900

Tax Benefit from Stock Options
     Exercised                                             --              24,600                 --             24,600

Net Loss                                                   --                  --           (580,100)          (580,100)
-------------------------------------------  ----------------  ------------------  -----------------  -----------------
Balance, August 31, 1996                               61,800          10,796,300          7,700,000         18,558,100

Issuance of Stock                                         500             106,000                 --            106,500

Net Loss                                                   --                  --         (5,407,600)        (5,407,600)
-------------------------------------------  ----------------  ------------------  -----------------  -----------------
Balance, August 31, 1997                              $62,300         $10,902,300         $2,292,400        $13,257,000
===========================================  ================  ==================  =================  =================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended August 31,
                                                                            1997                  1996               1995
------------------------------------------------------------------  --------------------- ---------------------------------------
Cash Flows From (Used For) Operating Activities:
   Net income (loss)                                                         $ (5,407,600)         $  (580,100)        $2,227,400
   Noncash expenses included in net income (loss)-
   Depreciation and amortization                                                1,427,100            1,683,900          1,633,100
Deferred (benefit from) provision for income taxes                             (1,309,800)            (198,300)          (418,200)
Current (benefit from) provision for income taxes                              (1,659,500)             (22,700)         1,903,300

Net (increase) decrease in noncash assets -
   Accounts receivable, net                                                     3,193,900            2,165,400         (2,714,300)
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                  6,828,400           (1,747,200)        (2,747,600)
   Prepaid expenses and other assets                                            (314,000)            (110,800)            179,400

 Net increase (decrease) in nondebt liabilities -
   Accounts payable and accrued expenses                                         (370,900)          (1,149,400)         1,702,700
   Refunds of income taxes                                                        400,400               14,700             50,200
   Payments of income taxes                                                      (156,200)            (445,500)          (955,500)
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                  (685,500)              148,400             47,100
------------------------------------------------------------------  --------------------- ---------------------------------------
      Net cash flows from (used for) operating activities                       1,946,300             (241,600)           907,600
------------------------------------------------------------------  --------------------- ---------------------------------------
Cash Flows From (Used For) Financing Activities:
   Proceeds from issuance of common stock                                         106,500              233,900            824,900
   Reduction of long-term debt                                                   (810,300)          (4,489,100)          (839,900)
   Proceeds from issuance of long-term debt                                       481,200            3,000,000                 --
------------------------------------------------------------------  --------------------- ---------------------------------------
      Net cash flows used for financing activities                               (222,600)          (1,255,200)           (15,000)
------------------------------------------------------------------  --------------------- ---------------------------------------
Cash Flows Used For Investing Activities:
   Purchase of property and equipment, net                                       (699,000)          (1,008,500)        (1,067,200)
------------------------------------------------------------------  --------------------- ---------------------------------------
      Net cash flows used for investing activities                               (699,000)          (1,008,500)        (1,067,200)
------------------------------------------------------------------  --------------------- ---------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                            1,024,700           (2,505,300)          (174,600)

Cash and Cash Equivalents, beginning of year                                    1,308,600            3,813,900          3,988,500
------------------------------------------------------------------  --------------------- ---------------------------------------

Cash and Cash Equivalents, end of year                                         $2,333,300           $1,308,600         $3,813,900
==================================================================  ===================== =======================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995



  Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation--

  The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA) and its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc., and its wholly-owned subsidiaries, EA Global, Inc. and EA Engineering, Science, and Technology de Mexico, S.A. de C.V. During fiscal 1995, EA Remediation Technologies, Inc., formerly a wholly-owned subsidiary, was merged into EA. The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

  Revenue Recognition--

  The Company is a multidisciplinary environmental services organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price, and cost plus fixed fee contracts which vary in length from one month to ten years.

  The Company accounts for contract revenues and costs under fixed price contracts using the percentage-ofcompletion method. The percentage-of-completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time and material and cost plus fixed fee contracts are recognized currently as the work is performed. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

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

  Major Clients--

  Various agencies of the federal government accounted for approximately 50%, 53%, and 64% of the Company's net revenue for the years ended August 31, 1997, 1996, and 1995, respectively. Additionally, various agencies of the federal government accounted for approximately 40% and 48% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 1997 and 1996, respectively.

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

  Supplemental Disclosures of Cash Flow Information--

  Cash paid during the years ended August 31, 1997, 1996, and 1995 for interest, was $467,200, $474,200, and $521,700, respectively. Retirements of property and equipment for the same periods were $897,200, $2,602,400, and $46,300, respectively. The noncash tax benefit attributable to the exercise of non-qualified stock options was $24,600, and $650,900 for the years ended August 31, 1996 and 1995, respectively. There was no benefit for the year ended August 31, 1997.

  Accounting for Income Taxes--

  Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

  Accounting Pronouncements--

  In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for fiscal years beginning after December 15, 1995. Management has determined that adoption of this Standard has not resulted in any material changes to its financial statements.

  In March 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Companies have the option of adopting the new accounting provisions or may elect to provide pro forma disclosures of net income and earnings per share as if the accounting had been adopted. Management has elected to continue to account for its stock-based compensation in accordance with APB Opinion No. 25 and has provided pro forma disclosures (see Note 8).

  In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has determined that the implementation of SFAS 128 would have no impact on the Company's earnings per share amounts.

  In February 1997, the FASB issued Statement No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," which eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15 as provided by FASB Statement No. 21. SFAS 129 is effective for periods ending after December 15, 1997. Management has determined that the implementation of SFAS 129 will have no impact on the Company's financial reporting.

  In June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 130 will have any impact of the Company's financial reporting.

  In July 1997, the FASB issued Statement No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 131 will have any impact on the Company's current method of disclosing business segment information.

  Note 2.  INCOME TAXES:

  The (benefit from) provision for income taxes includes current and deferred tax amounts summarized as follows:



                                                                          Year Ended August 31,
------------------------------------------------------------------------------------------------------------------
                                                               1997                1996                       1995
---------------------------------------------------------------------------------------------- -------------------
  Current tax expense (benefit):
     Federal                                                   $(1,659,500)         $ (18,400)          $1,602,400
     State                                                               --            (4,300)             300,900
---------------------------------------------------------------------------------------------- -------------------
                                                                (1,659,500)           (22,700)           1,903,300
---------------------------------------------------------------------------------------------- -------------------
  Deferred tax expense (benefit):
     Federal                                                    (1,309,800)          (160,600)           (352,100)
     State                                                               --           (37,700)            (66,100)
---------------------------------------------------------------------------------------------- -------------------
                                                                (1,309,800)          (198,300)           (418,200)
---------------------------------------------------------------------------------------------- -------------------
  (Benefit from) provision for income taxes                    $(2,969,300)         $(221,000)          $1,485,100
============================================================================================== ===================


  Total deferred tax assets and liabilities as of August 31, 1997 and 1996 and the sources of the differences between the tax and financial reporting basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:


                                                                         Year Ended August 31,
----------------------------------------------------------- ---------------------------------------------
                                                                      1997                    1996
----------------------------------------------------------- ----------------------  ---------------------
  Deferred tax assets:
      Property and equipment                                           $   929,600              $ 694,200
      Accrued expenses and reserves                                      1,878,900                962,800
      Net operating loss                                                   398,200                 46,700
----------------------------------------------------------- ----------------------  ---------------------
                                                                        $3,206,700             $1,703,700
=========================================================== ======================  =====================
  Deferred tax liabilities:
      Prepaid expenses                                                $     99,300           $    109,700
      Miscellaneous                                                        203,500                     --
----------------------------------------------------------- ----------------------  ---------------------
                                                                       $   302,800           $    109,700
=========================================================== ======================  =====================


  The net deferred tax assets of $2,903,900 and $1,594,000 as of August 31, 1997 and 1996 are included to the extent appropriate in Prepaid expenses and other and Other Assets in the accompanying consolidated balance sheets.

  Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:


                                                                                 Year Ended August 31,
---------------------------------------------------------------  ---------------------------------------------------
                                                                       1997              1996              1995
---------------------------------------------------------------  --------------- ------------------- ---------------
  Statutory federal income tax (benefit) rate                                34.0%               34.0%           34.0%
  State income tax, net of federal income tax effect                          5.3                 5.3             5.3
  Non-recognition of future benefit from foreign loss                        (0.4)               (4.8)            --
  Other                                                                      (3.5)               (6.9)            0.7
---------------------------------------------------------------  --------------- ------------------- ---------------
  Effective income tax rate                                                  35.4%               27.6%           40.0%
===============================================================  =============== =================== ===============



  Note 3.  ACCOUNTS RECEIVABLE:

  Accounts receivable consist of the following:


                                                                       Year Ended August 31,
---------------------------------------------------------- -------------------------------------------
                                                                      1997                  1996
---------------------------------------------------------- -----------------------  ------------------
  Contract accounts receivable                                         $ 8,802,400         $12,931,600
  Retainage by clients                                                   1,228,400           1,373,300
---------------------------------------------------------- -----------------------  ------------------
  Total accounts receivable                                             10,030,800          14,304,900
  Less-Allowance for doubtful accounts                                   (532,000)         (1,612,200)
---------------------------------------------------------- -----------------------  ------------------
  Accounts receivable, net                                             $ 9,498,800         $12,692,700
========================================================== =======================  ==================


  Management anticipates that substantially all retainages will be billed within one year.


  Note 4.  BANK FINANCING ARRANGEMENTS:

  The Company entered into a new credit arrangement with a regional bank during fiscal year 1997 consisting of: (i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 term loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings under the revolving line of credit are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a maximum of $4,000,000). The agreement was effective August 22, 1997. During fiscal years 1997, 1996, and 1995, the Company was either in compliance or had obtained waivers on all covenants related to these and prior arrangements.

  Short-term borrowings information resulting from the financing arrangements is as follows:


                                                                  Year Ended         Year Ended          Year Ended
                                                                  August 31,         August 31,          August 31,
                                                              ----------------- -------------------  -----------------
                                                                     1997               1996                1995
------------------------------------------------------------- ----------------- -------------------  -----------------
  Balance as of end of period                                   $            --      $           --    $            --
  Maximum outstanding month-end balance during
     the period                                                       3,615,300           5,490,900          3,711,300
  Average outstanding month-end balance during
     the period                                                         564,000             598,800            293,600
  Weighted average interest rate during the period                        11.5%                8.4%               8.6%
  Interest rate at the end of period                                      11.5%                8.3%               8.8%
============================================================= ================= ===================  =================


  The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding. For the year ended August 31, 1997, the Company only maintained short-term borrowing balances during the months of April through August. Prior to April and at the end of August 1997, all borrowings were considered long term. For the year ended August 31, 1996, short-term balances were for nine months through May 31, 1996.

  Long-term debt consists of the following:


                                                                                           August 31,
-------------------------------------------------------------------------- -----------------------------------------
                                                                                    1997                 1996
-------------------------------------------------------------------------- --------------------  -------------------
  Revolving credit facility payable to commercial bank effective August 22,
  1997, interest charged at LIBOR plus 250;
     facility expires September 1999                                                 $1,827,700           $2,276,400
  Note payable to a commercial bank payable in equal monthly installments of $29,600, which includes interest at 9.1%,
     through December 1999 secured by certain computer
     equipment                                                                          720,500                   --
  Note payable to a commercial bank payable in equal monthly installments of $43,651 through December 1997.  There-
     after, $21,429, plus interest charged at LIBOR plus 250;
     secured by leasehold improvements and certain analytical
     laboratory equipment                                                               431,800            1,032,700
-------------------------------------------------------------------------- --------------------  -------------------
  Total long-term debt                                                                2,980,000            3,309,100
  Less-current portion                                                                (648,300)            (644,600)
-------------------------------------------------------------------------- --------------------  -------------------
  Long-term portion                                                                  $2,331,700           $2,664,500
========================================================================== ====================  ===================

  The debt repayment schedule for the outstanding notes payable is as follows:


  Year Ending
  August 31,
------------------------------------------------ ------------------
  1998..........................................      $ 648,300
  1999..........................................        416,500
  2000..........................................      1,915,200
  2001 and thereafter...........................              0
------------------------------------------------ ------------------
  Total notes payable...........................     $2,980,000
================================================ ==================


  The fair value of the Company's outstanding indebtedness approximated its carrying value at August 31, 1997.


  Note 5.  LEASE COMMITMENTS:

  The Company's central office, laboratory facilities, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2007, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Lease expense amounted to $8,030,200, $8,912,300, and $8,469,300 for the years ended August 31, 1997, 1996, and 1995, respectively. Lease expense included payments of approximately $2,016,500, $2,054,900, and $1,985,300 for years ended August 31, 1997, 1996, and 1995, respectively, to partnerships consisting of the Chairman of the Board of EA and certain members of his family for its central office, and Loveton, Maryland, regional office and laboratory facility. These payments include reimbursements of approximately $965,000 per year for pass-through taxes and operating expenses incurred by the lessor which include local property taxes, janitorial and mechanical equipment maintenance, and utility costs related to the operation of both office and laboratory leased space. Management of the Company believes the terms and conditions of the transactions between the Company and entities with which the Chairman is affiliated, are at least as favorable to the Company as could have been obtained from third parties and are in the best interest of the Company.

  The minimum lease commitments under noncancellable operating leases are as follows:


  Year Ending
   August 31,
----------------------------------------------------------------
  1998.........................................      $ 4,396,700
  1999.........................................        3,000,000
  2000.........................................        2,189,100
  2001 ........................................        1,850,300
  2002.........................................        1,771,500
  2003 and thereafter..........................        7,660,500
----------------------------------------------------------------
  Total minimum payments.......................      $20,868,100
================================================================

  Note 6.  NET INCOME (LOSS) PER SHARE:

  Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, and have been adjusted retroactively to reflect two 3 for 2 stock splits, effected in the form of 50% stock dividends wherein, on February 23, 1994 and July 5, 1994, 1 additional share of stock was issued for each 2 shares outstanding as of the record dates of February 8, 1994 and June 28, 1994, respectively. Common stock equivalents are calculated using the treasury stock method. All disclosures with regard to the shares of common stock have been adjusted to reflect these stock splits.


  Note 7.  PROFIT SHARING:

  EA maintains a defined contribution plan in which all employees who are at least 21 years of age and have completed six months of credited service, as defined by the plan, are eligible to participate. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the years ended August 31, 1997, 1996, and 1995, matching contributions to the plan made under the 401(k) provisions of the plan, were $534,900, $729,200, and $710,400, respectively. Certain officers and stockholders of the Company serve as trustees to the plan, as appointed by the Board of Directors.


  Note 8.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

  The Company maintains a Stock Option Plan (the Plan), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the under lying shares of Common Stock on the date of the grant. A total of 580,200 options are issued and outstanding as of August 31, 1997 having an average exercise price of $2.34. Of the outstanding options, 200,000 were granted to Donald A. Deieso on February 26, 1997 when he joined the Company as President and CEO. The exercise amount of the 200,000 shares is $2.25, which was equal to the market price on the grant date. There are 340,000 options available for issuance as of August 31, 1997.

  The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 155,400 shares remain authorized for distribution under the Plan as of August 31, 1997.

  The Company maintains two Non-Employee Director Stock Option Plans (1993 and
  1995) which provide for the granting of nonqualified stock options to its non-employee directors. The exercise price of the 36,000 options, which were outstanding as of August 31, 1997 ranged between $2.375 and $6.125, which equaled the fair market value at the dates of grant. A total of 41,500 options remain reserved for the Director Stock Option Plans as of August 31, 1997.

  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have changed the following pro forma amounts:


                                                           1997                1996
---------------------  --------------------    ------------------------- --------------
  Net Loss:              As Reported                          $5,407,600       $580,100
                         Pro Forma                             5,470,200        580,100

  Loss Per Share         As Reported                               $0.87          $0.09
                         Pro Forma                                  0.88           0.09

  A summary of the status of the Company's Employee Stock Option Plan and Non-Employee Director Stock Option Plans (1993 and 1995) follows:


                                                    1997                          1996                          1995
                                       -----------------------------  ---------------------------  ----------------------------
                                           Shares        Wgtd.Avg.       Shares       Wgtd.Avg.       Shares       Wgtd.Avg.
                                           (000)        Exer.Price        (000)      Exer.Price        (000)       Exer.Price
                                       ------------  ---------------  ----------- ---------------  ----------- ----------------
  Outstanding at beginning of year              180            $4.13          341           $4.30          477            $2.34
  Granted                                       506             2.10           11            4.61          134             6.13
  Exercised                                      --               --         (28)            1.41        (265)             1.68
  Forfeited                                    (70)             4.96        (144)            5.08          (5)             4.37
  Expired                                        --               --           --              --           --               --
                                       ------------  ---------------  ----------- ---------------  ----------- ----------------
  Outstanding at end of year                    616             2.37          180            4.13          341             4.30
                                       ------------  ---------------  ----------- ---------------  ----------- ----------------
  Exercisable at year end                       164            $2.99          136           $3.40          128            $2.40

  Weighted Average Fair Value of
  Options Granted                             $0.96                         $1.79                          N/A

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: Riskfree interest rates ranging from 5.19% to 6.68%; expected volatility is 62%.


  Note 9.  COMPANY RESTRUCTURING:

  On March 25, 1997 the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

  This restructuring included a staff reduction of approximately 125 employees.

  As of August 31, 1997, the Company had accruals of $880,100 included as other current liabilities in the accompanying consolidated balance sheet for costs to be incurred in future periods.

  Note 10.  RELATED PARTY TRANSACTIONS

  At the request of its former primary lender and in order to maintain its favorable relationship with that lender, the Company in December 1996 purchased from this lender the secured loans of three EA officers. These interest-free demand loans, in the aggregate amount of $301,000, are secured by pledges of the Company's common stock.







  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)  Directors of the Registrant

  Information on the Company's Directors is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on January 14, 1998, and such information is incorporated herein by reference.

  (b)  Executive Officers of the Registrant

  Information on the Company's Executive Officers is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on January 14, 1998, and such information is incorporated herein by reference.


  ITEM 11.  EXECUTIVE COMPENSATION

  Information on "Executive Compensation" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 14, 1998, and such information is incorporated herein by reference.


  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

  Information on "Security Ownership of Certain Beneficial Owners and Management" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 14, 1998, and such information is incorporated herein by reference.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information on "Certain Relationships and Related Transactions" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held January 14, 1998, and such information is incorporated herein by reference.

                                     PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K


  A.  Financial Statements and Schedule II                                                                  Page

  1. The following financial statements are included in Item 8 of Part II of this report:




      Report of Independent Public Accountants                                                                  18

      Consolidated Financial Statements:
         Consolidated Balance Sheets as of August 31, 1996 and 1995                                             19
         Consolidated Statements of Operations for the years ended
            August 31, 1997, 1996, and 1995                                                                     21
         Consolidated Statements of Changes in Stockholders' Equity for the years ended
            August 31, 1997, 1996, and 1995                                                                     22
         Consolidated Statements of Cash Flows for the years ended
            August 31, 1997, 1996, and 1995                                                                     23
         Notes to Consolidated Financial Statements for the years ended
            August 31, 1997, 1996, and 1995                                                                     24

  2. The following financial statement schedule for the years ended August 31, 1997, 1996, and 1995 is submitted herewith:

         Report of Independent Public Accountants on Schedule                                                   37
         Schedule II - Valuation and Qualifying Accounts and Reserves                                           38


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

          3.2       By-laws of the Company.(1)

          4.1       Article SIXTH of the Company's Certificate of
                    Incorporation.(1)

         10.1       The Company's Profit Sharing Plan.(1)

         10.2       The Company's Stock Option Plan.(2)

         10.3       The Company's Employee Stock Purchase Plan.(3)

         10.4       1993 Non-Employee Director Stock Option Plan.(4)

         10.5       The 1993 Stock Incentive Plan.(4)

         10.6       The Amended and Restated Stock Option Plan.(5)

         10.7       1995 Non-Employee Director Stock Option Plan.(5)

         10.8 Employment Agreement dated March 17, 1997, between the Company and Donald A. Deieso(6)

         10.9 Lease, dated August 6, 1997, between ARE Sparks Limited Partnership, as landlord, and the Company as tenant.

         10.10 Lease, dated August 6, 1997, between Ecolair Limited Partnership, as landlord, and the Company, as tenant.

         10.11 Lease, dated August 6, 1997, between Merrymack Limited Partnership, as landlord, and the Company, as tenant.

         10.12 Loan Agreement, dated August 22, 1997, between the Company and First National Bank of Maryland.

         13         1997 Annual Report to Stockholders.

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

   (2) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on October 15, 1990.

   (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 28, 1990.

   (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 23, 1993.

   (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 21, 1994.

   (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, File Number 0-15587 filed on April 18, 1997.

  b.  Reports on Form 8-K

      The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1997.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




  To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


  We have audited in accordance with generally accepted auditing standards, the financial statements of EA Engineering, Science, and Technology, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 14, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the foregoing index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   /s/   ARTHUR ANDERSEN LLP



  Baltimore, Maryland
  November 14, 1997

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES Years Ended August 31, 1997, 1996, and 1995



       Allowance             Balance at
     for Doubtful             Beginning              Charged to                                    Balance at
       Accounts               of Period           Cost and Expense            Write-offs          End of Period
       --------               ---------           ----------------            ----------          -------------
     1997                  $1,612,200                  $339,100            $1,419,300           $   532,000
     1996                   1,385,700                   328,000               101,500             1,612,200
     1995                   1,394,900                   272,600               281,800             1,385,700

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EA ENGINEERING, SCIENCE, AND
                                       TECHNOLOGY, INC.

  Date: November 17, 1997                  By     /s/ Loren D. Jensen
                                              -----------------------
                                                       Loren D. Jensen
                                                       Chairman of the Board


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


             Name                                              Title                                  Date
             ----                                              -----                                  ----

      /s/ Loren D. Jensen                 Chairman of the Board                             November 17, 1997
  ------------------------------------
  Loren D. Jensen

      /s/ Donald A. Deieso                President and Chief Executive Officer             November 17, 1997
  -----------------------------------
  Donald A. Deieso                        (Principal Executive Officer)

     /s/ Joseph A. Spadaro                Executive Vice President, Chief                   November 17, 1997
  -----------------------------------
  Joseph A. Spadaro                       Financial Officer, Treasurer, and
                                          Assistant Secretary (Principal
                                          Financial and Accounting Officer)

   /s/ Edmund J. Cashman, Jr.             Director                                          November 17, 1997
  --------------------------------
  Edmund J. Cashman, Jr.

   s/ Rudolph P. Lamone                   Director                                          November 17, 1997
  ---------------------------------
  Rudolph P. Lamone

    /s/ George G. Radcliffe               Director                                          November 17, 1997
  ----------------------------------
  George G. Radcliffe

   /s/ Cleaveland D. Miller               Director                                          November 17, 1997
  ----------------------------------
  Cleaveland D. Miller

                                  EXHIBIT INDEX


   Exhibit
     No.                         Description                                                           Page
     ---                         -----------                                                           ----
          3.1   Certification of Incorporation of the Company.                                          35
          3.2   By-laws of the Company.                                                                 35
          4.1   Article SIXTH of the Company's Certificate of Incorporation.                            35
         10.1   The Company's Profit Sharing Plan.                                                      35
         10.2   The Company's Stock Option Plan.                                                        35
         10.3   The Company's Employee Stock Purchase Plan.                                             35
         10.4   1993 Non-Employee Director Stock Option Plan                                            35
         10.5   The 1993 Stock Incentive Plan.                                                          36
         10.6   The Amended and Restated Stock Option Plan.                                             36
         10.7   1995 Non-Employee Director Stock Option Plan.                                           36
         10.8   Employment Agreement dated March 17, 1997 between the Company and
                Donald A. Deieso.                                                                       36
         10.9   Lease, dated August 6, 1997 between ARE Sparks Limited Partnership, as
                Landlord, and the Company as tenant.                                                    36
         10.10  Lease, dated August 6, 1997, between Ecolair Limited Partnership, as landlord, and
                the Company, as tenant.                                                                 36
         10.11  Lease, dated August 6, 1997, between Merrymack Limited Partnership, as landlord,
                and the Company, as tenant.                                                             36
         10.12  Loan Agreement, dated August 22, 1997, between the Company and First National
                Bank of Maryland.                                                                       36
          13    1996 Annual Report to Stockholders.                                                     36
          22    Subsidiaries of the Company.                                                            36
          27    Financial Data Schedule                                                                 36
