Form 10-Q
period 1997-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1998-01-13
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended: November 30, 1997  Commission File No. 0-15587
                           ----------------                      ---------


                 EA Engineering, Science, and Technology, Inc.
                -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                   52-0991911
                   ----------                                 ------------
           (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                 Identification No.)


          11019 McCormick Road, Hunt Valley, Maryland           21031
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

                                         Yes   X    No
                                       -----      -----

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK
       OUTSTANDING AT JANUARY 9, 1998                6,234,658
                                                    -----------


Page 1 of 18

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                     INDEX


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets - Assets..................................... 4
    Consolidated Balance Sheets - Liabilities and Stockholders' Equity....... 5
    Consolidated Statements of Income........................................ 6
    Consolidated Statements of Cash Flows.................................... 7
    Notes to Consolidated Financial Statements............................... 8
    Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................12

PART II - OTHER INFORMATION..................................................15

EXHIBIT 1

      Schedule of Weighted Average Shares Outstanding........................17

EXHIBIT 27

      Financial Data Schedule................................................18

                         PART I - FINANCIAL INFORMATION


The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair representation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's August 31, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated November 17, 1997.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 November 30,         August 31,
                                                                    1997                1997
                                                                 ----------           ----------
CURRENT ASSETS:

   Cash and cash equivalents........................             $ 1,659,600         $ 2,333,300
   Accounts receivable, net.........................               8,612,800           9,498,800
   Costs and estimated earnings in excess of
      billings on uncompleted contracts.............               6,523,200           5,653,800
   Refundable income taxes..........................               1,816,700           1,883,900
   Prepaid expenses and other.......................               1,904,500           1,865,500
                                                                 -----------         -----------

      Total Current Assets..........................              20,516,800          21,235,300
                                                                 -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment................              12,704,600          12,599,200
   Leasehold improvements...........................               3,689,200           3,664,800
                                                                 -----------         -----------

                                                                  16,393,800          16,264,000

   Less-Accumulated depreciation and amortization...             (14,132,400)        (13,867,200)
                                                                 -----------         -----------

      Net Property and Equipment....................               2,261,400           2,396,800
                                                                 -----------         -----------

OTHER ASSETS........................................               2,938,100           3,009,800
                                                                 -----------         -----------

   Total Assets.....................................             $25,716,300         $26,641,900
                                                                 ===========         ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        November 30,          August 31,
                                                                           1997                  1997
                                                                        ------------        -------------
CURRENT LIABILITIES:

   Accounts payable.................................                    $ 3,978,900          $ 4,306,900
   Accrued expenses.................................                      1,829,000            2,694,600
   Accrued salaries, wages and benefits.............                      2,739,800            2,891,200
   Current portion of long-term debt................                        639,200              648,300
   Billings in excess of costs and estimated
      earnings on uncompleted contracts.............                        531,700              512,200
                                                                        -----------          -----------
      Total Current Liabilities.....................                      9,718,600           11,053,200

LONG-TERM DEBT, net of current portion..............                      2,438,400            2,331,700
                                                                        -----------          -----------

      Total Liabilities.............................                     12,157,000           13,384,900
                                                                        -----------          -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,236,300 and 6,227,300 shares
      issued and outstanding........................                         62,400               62,300
   Preferred stock, $.01 par value; 8,000,000 shares
      authorized; none issued.......................                            --                  --
   Capital in excess of par value...................                     10,920,200           10,902,300
   Retained earnings................................                      2,576,700            2,292,400
                                                                        -----------          -----------

      Total Stockholders' Equity....................                     13,559,300           13,257,000
                                                                        -----------          -----------

         Total Liabilities and Stockholders' Equity.                    $25,716,300          $26,641,900
                                                                        ===========          ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended
                                                                                  November 30,
                                                                       -------------------------------
                                                                          1997                1996
                                                                       ------------       ------------
Total revenue......................................                    $16,193,300         $22,178,500
Less - Subcontractor costs.........................                     (3,488,600)         (7,196,400)
Less - Other direct project costs..................                     (1,983,400)         (2,482,700)
                                                                       -----------         -----------
    Net revenue....................................                     10,721,300          12,499,400
                                                                       -----------         -----------
Operating expenses:
    Direct salaries and other operating............                      7,947,700          10,207,300
    Sales, general and administrative..............                      2,301,200           1,926,900
                                                                       -----------         -----------
    Total operating expenses.......................                     10,248,900          12,134,200
                                                                       -----------         -----------
Income from operations.............................                        472,400             365,200

Interest expense...................................                        (65,400)            (68,200)
Interest income....................................                         15,500              14,100
                                                                       -----------         -----------
Income before income taxes.........................                        422,500             311,100
Provision for income taxes.........................                        138,200             124,400
                                                                       -----------         -----------
Net income.........................................                    $   284,300         $   186,700
                                                                       ===========         ===========
Net income per share...............................                          $0.05               $0.03
                                                                              ====               =====
Weighted average shares outstanding................                      6,248,300           6,197,800
                                                                        ==========          ==========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                                 November 30,
                                                                                       -------------------------------
                                                                                          1997               1996
                                                                                       ----------         -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net income................................................                          $ 284,300         $   186,700
    Noncash expenses included in net income
        Depreciation and amortization.........................                            293,200             408,400
        Current provision for income taxes....................                               --               124,400
    Net (increase) decrease in noncash assets -
        Accounts receivable, net..............................                            886,000            (112,900)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts...................                           (869,400)            783,100
        Prepaid expenses and other assets.....................                             32,700            (549,400)
    Net increase (decrease) in nondebt liabilities -
        Accounts payable and accrued expenses.................                         (1,345,000)           (383,900)
        Refunds of income taxes...............................                             67,200              72,600
        Payments of income taxes..............................                               --               (19,000)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts...................                             19,500             (37,700)
                                                                                      -----------         -----------

        Net cash flows from (used for) operating
          activities..........................................                           (631,500)            472,300
                                                                                      -----------         -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Reduction of long-term debt...............................                           (204,000)         (1,285,300)
    Proceeds from issuance of long-term debt..................                            301,600             929,900
    Proceeds from issuance of common stock....................                             18,000              30,600
                                                                                      -----------         -----------

        Net cash flows from (used for) financing activities...                            115,600            (324,800)
                                                                                      -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net................................                           (157,800)           (143,000)
                                                                                      -----------         -----------

       Net cash flows used for investing activities...........                           (157,800)           (143,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........                           (673,700)              4,500
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, beginning of period................                          2,333,300           1,308,600
                                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS, end of period......................                        $ 1,659,600          $1,313,100
                                                                                      ===========         ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


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

Revenue Recognition--

    The Company is a multidisciplinary energy and environmental services and consulting engineering organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price, and cost plus fixed fee contracts which vary in length from one month to ten years.

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

Major Clients--

Various agencies of the federal government accounted for approximately 50% and 44% of the Company's net revenue for the three months ended November 30, 1997 and 1996, respectively. Additionally, various agencies of the federal government accounted for approximately 40% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of November 30, 1997. Approximately 60% of the Company's current net contract backlog is with the federal government. Net contract backlog amounts as of November 30, 1997 and August 31, 1997 were $21.6 million and $22.6 million, respectively.

Cash and Cash Equivalents--

    Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates the market.

Property and Equipment--

    Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

Segment Information--

    The Company operates largely within one industry segment, providing a wide range of consulting, engineering, remediation, and analytical services.

Reclassifications-

    For historical comparisons, net revenue in past periods has been adjusted to include other direct project costs in addition to subcontract costs. In previous years, only subcontract costs were deducted from total revenue to arrive at net revenue. Additionally, operating costs in past years have been adjusted to include sales and marketing costs in the category of sales, general and administrative costs. In previous periods, these costs were included in direct salaries and other operating expenses.

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

Supplemental Disclosures of Cash Flow Information--

    Cash paid for interest during the three months ended November 30, 1997 and 1996 for interest was $48,900 and $43,500, respectively. Retirements of property and equipment for the same periods were $28,000 and $21,900, respectively.

Accounting for Income Taxes--

    Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Note 2.  BANK FINANCING ARRANGEMENTS:

    The Company maintains an $8.5 million revolving line of credit and a $1.5 million equipment line of credit arrangement with a commercial bank. Borrowings under the revolving line of credit facility are secured by receivables and are limited to a percentage of certain accounts receivables and costs and estimated earnings in excess of billings on uncompleted contracts (up to a minimum of $4,000,000). The agreement became effective August 22, 1997. During fiscal year 1998 to date, the Company has been in compliance with all covenants related to financing agreements. Prior to the current fiscal year, the Company has either been in compliance or has obtained waivers on all covenants related to financing arrangements.

    The Company did not have short-term borrowings from the financing agreement for the three-month period ended November 30, 1997, or for the three-month period ended November 30, 1996.


    Long-term debt consists of the following:

                                                                                     November 30,
                                                                                  -----------------
                                                                                 1997             1996
                                                                                 ----             ----
    Revolving credit facility payable to a commercial bank
      effective August 22, 1997, interest charged at
      LIBOR plus 250; facility expires September 1999..........               $2,129,300        $1,182,400

    Notes payable to a commercial bank payable in equal
      monthly installments of $43,650 through December
      1997; thereafter, $21,400 plus interest charged at
      LIBOR plus 250, secured by leasehold improvements
      and certain of EA's analytical laboratory equip-
      ment.....................................................                  300,800           841,400

    Note payable to a commercial bank payable in equal
      monthly installments of $29,600, plus interest at
      9.1% through December 1999, secured by certain
      computer equipment.......................................                  647,500           929,900
                                                                              ----------        ----------
    Total long-term debt.......................................                3,077,600         2,953,700
    Less-current portion.......................................                 (639,200)         (939,500)
                                                                              ----------        ----------
    Long-term portion..........................................               $2,438,400        $2,014,200
                                                                              ==========        ==========

Note 3.  NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

Note 4.  PROFIT SHARING:

    EA maintains a defined contribution retirement plan covering all employees who are at least 21 years of age and have completed six months of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions.

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    The Company maintains a Stock Option Plan (the Plan), which provides for the granting of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 574,200 options are issued and outstanding as of November 30, 1997 having an average exercise price of $2.29. Of the outstanding options, 200,000 are held by Donald
A. Deieso, President and CEO. The exercise price of the 200,000 shares is $2.25, which was equal to the market price on the grant date. There are 346,000 options available for issuance as of November 30, 1997.

    The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 142,300 shares remain authorized for distribution under the Plan as of November 30, 1997.

    The Company maintains two Non-Employee Director Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its four non-employee directors. The exercise price of the 40,000 options, which were outstanding as of November 30, 1997 ranged between $2.03 and $6.13, which equaled the fair market value at the dates of grant. A total of 37,500 options remain reserved for the Director Stock Option Plans as of November 30, 1997.

Note 6.  Restructuring:

    On March 25, 1997, the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

    This restructuring included a staff reduction of approximately 125 employees.

    As of November 30, 1997 and August 31, 1997, the Company had accrued expenses of $532,700 and $880,100, respectively, in the accompanying consolidated balance sheets for costs to be incurred in future periods.

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

   For historical comparisons, net revenue in past periods has been adjusted to include other direct project costs in addition to subcontract costs. In previous years, only subcontract costs were deducted from total revenue to arrive at net revenue. Additionally, operating costs in past years have been adjusted to include sales and marketing costs in the category of sales, general and administrative costs. In previous periods, these costs were included in direct salaries and other operating expenses.

Three Months Ended November 30, 1997

   Net revenue for the three months ended November 30, 1997 was $10,721,300, a decrease of 14.2% from $12,499,400 for the same period in 1997. The decrease is attributable to lower contract volume across all client sectors resulting from greater selectivity in the pursuit of opportunities. Additionally, price competition remains intense within the energy and environmental services industry, further surpressing net revenue levels compared to the prior year's first quarter.

   Direct salaries and other operating costs decreased to $7,947,700 from $10,207,300, representing 74.1% and 81.7% of net revenue for the three months ended November 30, 1997 and 1996, respectively. The decreases were attributable to increased staff utilization and lower overall operating costs from quarter to quarter.

   Sales, general and administrative costs increased to $2,301,200 from $1,926,900. The increase in costs was primarily related to an additional investment in sales and marketing expenses.

   As a result of the above factors, income from operations for the three months ended November 30, 1997 and 1996 increased 29.4% to $472,400 from $365,200 representing 4.4% and 2.9% of net revenue. Interest expense, net, decreased $4,200 for the three months ended November 30, 1997, compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term debt principal balances and interest paid on its revolving line of credit due to lower average daily amounts outstanding.

   The provision for income taxes was $138,200 and $124,400 for the three months ended November 30, 1997 and 1996, respectively. This represents effective rates of 32.7% and 40.0%, respectively.

   Net income for the three months ended November 30, 1997 and 1996 increased 52.3% to $284,300 from $186,700, representing 2.7% and 1.5% of net revenue.

Three Months Ended November 30, 1996

   Net revenue for the three months ended November 30, 1996 was $12,499,400, a decrease of 13.7% from $14,490,300 for the same period in 1995. The decrease was attributable to lower contract volume associated with the Department of Defense activities, partially offset by increases in Industrial, State and Local Government, Federal Non-DOD agency activities, and increased recovery of General and Administrative expenses and fees on subcontracted work.

   Direct salaries and other operating costs decreased to $10,207,300 from $11,487,700, representing 81.2% and 79.3% of net revenue for the three months ended November 30, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, and increased information systems costs.

   Sales, general and administrative costs decreased to $1,926,900 from $2,008,400. The decrease in costs was related to the reduction of administrative staff quarter to quarter.

   As a result of the above factors, income from operations for the three months ended November 30, 1996 and 1995 decreased 63.3% to $365,200 from $994,200 representing 2.9% and 6.9% of net revenue. Interest expense, net, decreased $47,100 for the three months ended November 30, 1996, compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term debt principal balances, partially offset by increased short-term borrowings to fund federal subcontracting payment requirements on certain contracts.

   The provision for income taxes was $124,400 and $357,200 for the three months ended November 30, 1996 and 1995, respectively, representing effective rates of 40% for both years.

   Net income was $186,700 for the three months ended November 30, 1996, compared to $535,800 for the three months ended November 30, 1995.

Liquidity and Capital Resources

   Cash and cash equivalents (cash) decreased by $673,700 for the three months ended November 30, 1997. The decrease principally resulted from the payout of cash related to FY97 restructuring expenses.

   The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $157,800 and $143,000 for the three months ended November 30, 1997 and 1996, respectively.

   At November 30, 1997, the Company had outstanding long-term debt, including the current portion, of $3,077,600. This represents a net increase of $123,900 from the $2,953,700 balance at August 31, 1997. The increase is the result of a $946,900 increase in its revolving line of credit balance, partially offset by net repayments of $540,600 for equipment loans and $282,400 for computer equipment.

   The Company's existing funds, cash from operations, and the available portion of its $8,500,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present cash needs. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. The Company also believes it has the ability to raise capital through public or private placement of debt and will pursue such options as the need arises to expand business services, facilities, or acquire equipment in conjunction with a review of the most cost-effective means for the Company and its stockholders.

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

                      -----------------------------------

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


                                        EA Engineering, Science, and
                                        Technology, Inc. & Subsidiaries
                                        ______________________________________
                                              (Registrant)





January 13, 1998                  By:   /s/ Donald A. Deieso
________________                        ______________________________________
                                                  (Signature)


                                        Donald A. Deieso
                                        ______________________________________


                                         President and Chief Executive Officer
                                        ______________________________________
                                                     (Title)


January 13, 1998                  By:    /s/ Barbara L. Posner
________________                        ______________________________________
                                                  (Signature)


                                         Barbara L. Posner
                                        ______________________________________


                                         Senior Vice President,
                                         Finance and Administration
                                        ______________________________________
                                                     (Title)