Form 10-Q
period 1998-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1998-04-07
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES
---     EXCHANGE ACT OF 1934.

For the quarterly period ended:       February 28, 1998
                                ------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934.

For the transition period from                        to
                               -----------------------   ----------------------

Commission file number  0-15587
                       ---------


                  EA Engineering, Science, and Technology, Inc.
                 -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   52-0991911
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

11019 McCormick Road, Hunt Valley, Maryland                          21031
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code           (410) 584-7000
                                                   -----------------------------

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of each of the Issuer's classes of common stock as of the close of business on April 3, 1998:

        Class                              Number of Securities
        -----                              --------------------

Common Stock, par value $.01                     6,242,730

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I

   Item 1     FINANCIAL INFORMATION
              Consolidated Balance Sheets - Assets............................................................... 4
              Consolidated Balance Sheets - Liabilities and Stockholders' Equity................................. 5
              Consolidated Statements of Income.................................................................. 6
              Consolidated Statements of Cash Flows.............................................................. 7
              Notes to Consolidated Financial Statements......................................................... 8

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................13

PART II - OTHER INFORMATION......................................................................................16

   Item 4     Submission of Matters to a Vote of Security Holders................................................16

   Item 6

              (a)   Exhibits

                    11    Schedule of Weighted Shares Outstanding................................................18
                    27    Financial Data Schedule................................................................19

                         PART I - FINANCIAL INFORMATION

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair representation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. These consolidated financial statements should be read in conjunction with the Company's August 31, 1997 consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   February 28,      August 31,
                                                       1998             1997
                                                    ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents...................... $ 1,796,300     $ 2,333,300
   Accounts receivable, net.......................   6,442,100       9,498,800
   Costs and estimated earnings in excess of
      billings on uncompleted contracts............  6,219,900       5,653,800
   Refundable income taxes........................      40,900       1,883,900
   Prepaid expenses and other.....................   2,010,300       1,865,500
                                                   -----------    ------------

     Total Current Assets.......................    16,509,500      21,235,300
                                                   -----------    ------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment..............  13,008,500     12,599,200
   Leasehold improvements.........................   3,684,700      3,664,800
                                                   -----------    -----------

                                                    16,693,200     16,264,000

   Less-Accumulated depreciation and amortization. (14,431,200)   (13,867,200)
                                                   -----------    -----------

      Net Property and Equipment...................  2,262,000      2,396,800
                                                   -----------    -----------

OTHER ASSETS.....................................    2,849,100      3,009,800
                                                   -----------    -----------

   Total Assets................................... $21,620,600    $26,641,900
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   February 28,    August 31,
                                                      1998           1997
                                                   -----------    -----------

  CURRENT LIABILITIES:

    Accounts payable...............................$ 3,501,400    $ 4,306,900
    Accrued expenses...............................  1,141,300      2,694,600
    Accrued salaries, wages and benefits...........  2,214,000      2,891,200
    Current portion of long-term debt..............    574,900        648,300
    Billings in excess of costs and estimated
     earnings on uncompleted contracts............      74,100        512,200
                                                   -----------    -----------
     Total Current Liabilities....................   7,505,700     11,053,200

  LONG-TERM DEBT, net of current portion...........    417,500      2,331,700
                                                   -----------    -----------

     Total Liabilities.............................  7,923,200     13,384,900
                                                   -----------    -----------


  STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 6,244,000 and 6,227,300 shares
       issued and outstanding.......................    62,500         62,300
    Preferred stock, $.01 par value; 8,000,000 shares
       authorized; none issued......................       --             --
    Capital in excess of par value................. 10,936,900     10,902,300
    Retained earnings..............................  2,698,000      2,292,400
                                                   -----------    -----------

       Total Stockholders' Equity.................  13,697,400     13,257,000
                                                   -----------    -----------

         Total Liabilities and Stockholders'
           Equity................................. $21,620,600    $26,641,900
                                                   ===========    ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   Three Months Ended                   Six Months Ended
                                                             February 28,       February 28,     February 28,       February 28,
                                                                1998                1997             1998               1997
                                                             -----------        -----------      -----------        -----------

  Total revenue............................                  $14,418,100        $17,537,400      $30,611,400        $39,715,900
  Less - Subcontractor costs...............                   (2,597,300)        (6,005,500)      (6,085,900)       (13,201,900)
  Less - Other direct project costs........                   (1,200,900)        (2,967,300)      (3,184,300)        (5,450,000)
                                                             -----------        -----------      -----------        -----------

    Net revenue...........................                    10,619,900          8,564,600       21,341,200         21,064,000
                                                             -----------        -----------      -----------        -----------
  Operating expenses:
    Direct salaries and other operating...                     7,952,900         10,406,500       15,900,600         20,613,800
    Sales, general and administrative.....                     2,375,300          2,129,700        4,676,500          4,056,600
                                                             -----------        -----------      -----------        -----------

       Total operating expenses...........                    10,328,200         12,536,200       20,577,100         24,670,400
                                                             -----------        -----------      -----------        -----------

  Income (loss) from operations...........                       291,700         (3,971,600)         764,100         (3,606,400)

  Interest expense, net...................                       (38,200)          (167,300)         (88,100)          (221,400)
                                                             -----------        -----------      -----------        -----------

  Income (loss) before income taxes.......                       253,500         (4,138,900)         676,000         (3,827,800)


  Provision for income taxes..............                       132,200         (1,655,600)         270,400         (1,531,200)
                                                             -----------        -----------      -----------        -----------
  Net income (loss).......................                   $   121,300        $(2,483,300)        $405,600        $(2,296,600)
                                                             ===========        ===========       ==========        ===========

  Basic earnings (loss) per share.........                         $0.02             $(0.40)           $0.07             $(0.37)
  Diluted earnings (loss) per share.......                         $0.02             $(0.40)           $0.06             $(0.37)
                                                                  ======             ======            =====             ======

  Weighted avg. shares outstanding........                     6,241,400          6,200,200        6,237,400          6,192,600
  Diluted weighted avg. shares outstanding                     6,300,200          6,200,200        6,257,400          6,192,600
                                                               =========          =========        =========          =========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                               -------------------------
                                                               February 28,  February 28,
                                                                  1998           1997
                                                               -----------   -----------
  CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
    Net income (loss).................................       $   405,600     $(2,296,600)
    Noncash expenses included in net income (loss) -
       Depreciation and amortization...................          592,000         802,400
       Current Benefit from income taxes...............               --      (1,531,100)
    Changes in operating assets and liabilities -
       Decrease (increase) in accounts receivable, net         3,056,700      (1,510,100)
       (Increase) decrease in costs and estimated earn-
          ings in excess of billings on uncompleted
          contracts.....................................        (566,100)      6,950,600
       Decrease (increase) in prepaid expenses and
          other assets..................................          15,900        (749,200)
       Decrease in accounts payable and accrued expenses      (3,036,000)     (2,696,400)
       Refunds of income taxes.......................          1,843,000         337,500
       Decrease in billings in excess of costs and
          estimated earnings on uncompleted contracts...        (438,100)        (76,800)
                                                             -----------     -----------

       Net cash flows from (used for) operating activities...  1,873,000        (769,700)

  CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment, net........................          (457,200)       (313,400)
                                                             -----------     -----------

       Net cash flows used for investing activities....         (457,200)       (313,400)
                                                             -----------     -----------

  CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Net repayments (borrowings) from revolving
       line of credit .................................       (1,644,700)      1,794,200
    Proceeds from issuance of common stock............            34,800          64,800
    Reduction of long-term debt and short-term borrowings..     (342,900)       (450,800)
                                                             -----------     -----------
       Net cash flows from (used for) financing
         activities..................................         (1,952,800)      1,408,200
                                                             -----------     -----------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (537,000)        325,100
                                                             -----------     -----------

  CASH AND CASH EQUIVALENTS, beginning of period......         2,333,300       1,308,600
                                                             -----------     -----------
  CASH AND CASH EQUIVALENTS, end of period............       $ 1,796,300     $ 1,633,700
                                                             ===========     ===========



        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

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

  Revenue Recognition--

    The Company is primarily a management consulting firm providing services in energy, health and safety, and the environment. These services are generally performed under time and material, fixed price, and cost plus fixed fee contracts which vary in length from one month to ten years.

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

  Major Clients--

    Various agencies of the federal government accounted for approximately 52% and 45% of the Company's net revenue for the six months ended February 28, 1998 and 1997, respectively. Additionally, various agencies of the federal government accounted for approximately 46% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of February 28, 1998. Approximately 56% of the Company's current net contract backlog is with the federal government. Net contract backlog grew $1.7 million in the second quarter ended February 28, 1998, compared with fiscal 1998 first quarter. This quarterly increase in net backlog included $1.2 million growth in the Company's industrial sector and $780,000 increase in the Company's state and local government sector. Net contract backlog amounts as of February 28, 1998 and August 31, 1997 were $23.4 million and $22.6 million, respectively.

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

  Segment Information--

    The Company operates largely within one industry segment, providing a wide range of management consulting services primarily in the areas of energy, health and safety, and the environment. In addition, the Company provides analytical services.

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

  Supplemental Disclosures of Cash Flow Information--

    Cash paid for interest during the six months ended February 28, 1998 and 1997 was $122,700 and $263,600, respectively. Retirements of property and equipment for the same periods were $28,000 and $895,000, respectively.

  Accounting for Income Taxes--

    Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

  Note 2.  BANK FINANCING ARRANGEMENTS:

    The Company maintains an $8.5 million revolving line of credit and a $1.5 million equipment line of credit arrangement with a commercial bank. Borrowings under the revolving line of credit facility are secured by receivables and are limited to a percentage of certain accounts receivables and costs and estimated earnings in excess of billings on uncompleted contracts (up to a minimum of $4,000,000). The agreement became effective August 22, 1997. During fiscal year 1998 to date, the Company has been in compliance with all covenants related to financing agreements. Prior to the current fiscal year, the Company had either been in compliance or had obtained waivers on all covenants related to financing arrangements.

    For the six months ended February 28, 1998, the Company had no short-term borrowings from the financing agreement. The maximum short-term borrowings outstanding during the same period in fiscal 1997 were $5,490,900, and the average outstanding month-end balance was $1,065,900. The weighted average interest rate during the period and at February 28, 1997 was 8.6% and 8.3%, respectively. The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding.

    Long-term debt consists of the following:


                                                                                               February 28,
                                                                                        --------------------------
                                                                                          1998             1997
                                                                                          ----             ----
    Revolving credit facility payable to a commercial bank effective August 22,
       1997, interest charged
       at LIBOR plus 250; facility expires September 1999.                              $183,000        $2,129,300

    Notes payable to a commercial bank payable in equal
      monthly installments of $43,650 through December
       1997; thereafter, $21,400, plus interest charged at LIBOR plus 250, secured by leasehold improvements and certain of EA's analytical
       laboratory equipment............................                                  236,500           300,800

    Note payable to a commercial bank payable in equal monthly installments of
      $29,600, plus interest at 9.1% through December 1999, secured by certain
      computer equipment................................                                 572,900           647,500
                                                                                        ---------       ----------
    Total long-term debt................................                                 992,400         3,077,600
    Less-current portion................................                                (574,900)         (639,200)
                                                                                       ---------        ----------
    Long-term portion...................................                               $ 417,500        $2,438,400
                                                                                       =========        ==========


  Note 3.  EARNINGS (LOSS) PER SHARE:

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

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

  Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    The Company maintains an Amended and Restated Stock Option Plan, which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of

  605,700 options were issued and outstanding as of February 28, 1998 having an average exercise price of $2.28. Of the outstanding options, 200,000 are held by the President and CEO. The exercise price of the 200,000 shares is $2.25, which was equal to the market price on the grant date. There were 314,500 options available for issuance as of February 28, 1998.

    The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 134,600 shares remained authorized for distribution under the Plan as of February 28, 1998.

    The Company maintains two Non-Employee Director Stock Option Plans (1993 and
  1995) which provide for the grant of nonqualified stock options to its four non-employee directors. The exercise price of the 44,000 options which were outstanding as of February 28, 1998 ranged between $2.03 and $6.13, which equaled the fair market value of the underlying Common Stock at the dates of grant. A total of 33,500 shares of Common Stock options remained available for the grant of options under the Director Stock Option Plans as of February 28, 1998.

  Note 6.  Restructuring:

    On March 25, 1997, the Company announced a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during its fiscal 1997 third quarter related to severance, planned reductions in office space, the suspension of the implementation of a new project/financial system, and other related costs.

    This restructuring included a staff reduction of approximately 125 employees.

    As of February 28, 1998 and August 31, 1997, the Company had accrued expenses of $392,200 and $880,100, respectively, in the accompanying consolidated balance sheets for costs to be incurred in future periods related to this restructuring.

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

  Three Months Ended February 28, 1998

   Net revenue for the three months ended February 28, 1998 was $10,619,900, an increase of 24% from $8,564,600 for the same period in fiscal 1997. The increase in net revenue is due in part to realized gains on certain fixed-priced contracts. Also, due to a planned shift to higher-margin consulting work, a greater percentage of net revenue was contributed by the Company's professional staff and a lesser percentage by subcontractor services, which has led to sustained increases in manpower utilization. EA professional staff labor was approximately 23.5% of total revenue compared to 21.6% of total revenue in the three months ended February 28, 1997. Additionally, the recognition of contract losses made in the fiscal 1997 second quarter lowered net revenue by $597,000.

   Direct salaries and other operating costs decreased to $7,952,900 from $10,406,500, representing 74.9% and 121.5% of net revenue for the three months ended February 28, 1998 and 1997, respectively. The decreases were attributable to increased staff utilization and lower overall operating costs from quarter to quarter, as well as reduction in staff numbers as a result of the March 1997 restructuring.

   Sales, general and administrative costs increased to $2,375,300 from $2,127,700, representing 22.4% and 24.9% of net revenue for the second quarter period 1998 and 1997, respectively. The increase in costs were primarily related to additional investment in sales and marketing expenses.

   As a result of the above factors, income from operations for the three months ended February 28, 1998 was $291,700 or 2.7% of net revenue compared to the previous year's loss from operations of $3,971,600 or 46.4% of net revenue for the three months ended February 28, 1997. Interest expense, net, decreased $129,100 for the three months ended February 28, 1998, compared to the prior year. This decrease is primarily attributable to an interest payment made in the prior fiscal year in connection with a Maryland tax settlement, aided by the reduction of certain long-term debt principal balances.

   The provision for income taxes was $132,200 for the three-month period ended February 28, 1998 compared to a benefit from income taxes of $1,655,600 for the three-month period ended February 28, 1997, representing effective tax rates of 52% and 40%, respectively.

   Net income for the three months ended February 28, 1998 was $121,300, or 1.1% of net revenue, compared to a net loss of $2,483,300, or 29% of net revenue, for the three months ended February 28, 1997.

  Six Months Ended February 28, 1998

   Net revenue for the six months ended February 28, 1998 was $21,341,200, an increase of 1.3% from $21,064,000 for the same period in 1997. This increase is attributable to the significant improvement of net revenue in the current second quarter as discussed in "Three Months Ended February 28, 1998." However, the 1.3% increase is also aided by the provision for estimated losses on certain uncompleted landfill closure projects made in the prior fiscal period ended February 28, 1997. The loss provision for these contracts, a business line the Company no longer pursues, recognized anticipated future project expenses which lowered fiscal 1997 second quarter net revenue by $597,000. Removing the effects of the contract loss, the Company had a lower overall contract volume in the current six-month period, across all client sectors of approximately $323,000 in net revenue, or a decrease of 1.5%. This decrease is attributable to an implemented management policy requiring greater selectivity in the pursuit of opportunities.

   Direct salaries and other operating costs decreased to $15,900,600 from $20,613,800, representing 74.5% and 97.9% of net revenue for the six months ended February 28, 1998 and 1997, respectively. The 22.9% decrease in operating costs is due to increased staff utilization and lower overall operating costs, as well as staff reductions in connection with the March 1997 restructuring.

   Sales, general and administrative costs increased to $4,676,500 or 21.9% of net revenue for the six-month period ended February 28, 1998 compared to $4,056,600 or 19.3% of net revenue for the same period in 1997. This increase is primarily due to additional investment in sales and marketing efforts.

   As a result of the above factors, income from operations for the six months ended February 28, 1998 was $764,100, or 3.6% of net revenue, compared to the previous year's loss from operations of $3,606,400, or 17.1% of net revenue for the six months ended February 28, 1997. Interest expense, net, decreased $133,300 for the six months ended February 28, 1997, compared to the previous year. This decrease is primarily attributable to an interest payment in connection with a Maryland tax settlement in the prior year, aided by the reduction of certain long-term debt principal balances.

   The provision for income taxes was $270,400 for the six months ended February 28, 1998, compared to a benefit from income taxes of $1,531,200 for the same period in 1987, representing effective tax rates of 40% for both years.

  Net income for the six months ended February 28, 1998 was $405,600, or 1.9% of net revenue, compared to a net loss of $2,296,600, or 10.9% of net revenue, for the six months ended February 28, 1997.

  Liquidity and Capital Resources

   Cash and cash equivalents (cash) decreased by $537,000 for the six months ended February 28, 1998. The decrease principally resulted from the payout of cash related to the fiscal 1997 restructuring expenses, and payments made to reduce long-term debt offset partially by collected income tax refunds.

   The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $457,200 and $313,400 for the six months ended February 28, 1998 and 1997, respectively.

   At February 28, 1998, the Company had outstanding long-term debt, including the current portion of $992,400. This represents a net decrease of $1,987,600 from the $2,980,000 balance at August 31, 1997. The decrease is the result of a $1,644,700 decrease in its revolving line of credit balance, and net repayments of $195,300 for equipment loans and $147,600 for computer equipment.

   The Company's existing funds, cash from operations, and the available portion of its $8,500,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs. The Company also has access to certain capital equipment financing arrangements through various equipment suppliers.

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

                          ---------------------------

  Forward-Looking Statements

   The foregoing contains "forward-looking information" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by an asterisk ("*") or by such forward-looking terminology as "may," "will," "believe," "anticipate," "expect," or similar words or variations thereof. Such forward-looking statements involve significant risks and uncertainties, including, among other things, risks associated with (1) substantial reliance on government contracts, public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation of contracts at the option of the government, (2) timing and award of contracts, (3) timing and performance of contracts, and (4) successful bidding of government and non-government contracts in a very competitive environment. In each case, actual results may differ materially from such forward-looking statements. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed throughout this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held on January 14, 1998, the following proposals were adopted as indicated:

     1. To elect six directors to serve until the next annual meeting and until their successors are elected and qualified.

              Director                  For             Withheld
              --------                  ---             --------
              E. Cashman             5,694,541            50,125
              D. Deieso              5,675,302            69,367
              L. Jensen              5,464,632           280,034
              R. Lamone              5,689,961            54,705
              C. Miller              5,694,409            50,257
              G. Radcliffe           5,690,486            54,180

     2. To approve an increase in the number of shares of Common Stock reserved for issuance under the Company's Amended and Restated Stock Option Plan.

              For                                      3,922,649
              Against                                    369,980
              Abstain                                    109,782
              Broker Non-Votes                         1,342,255

     3. To ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending August 31, 1998.

              For                                      5,703,835
              Against                                     31,118
              Abstain                                      9,712

  Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                     11.    Schedule of Weighted Average Shares Outstanding
                     27.    Financial Data Schedule

              (b)    Reports on Form 8-K

                     None

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EA Engineering, Science, and
                                         Technology, Inc. & Subsidiaries
                                         _____________________________________
                                                   (Registrant)

   April 7, 1998                         By:      /s/ Donald A. Deieso
___________________                      _____________________________________
                                                    (Signature)

                                             Donald A. Deieso
                                         _____________________________________


                                         President and Chief Executive Officer
                                         _____________________________________
                                                     (Title)

   April 7, 1998                         By:      /s/ Barbara L. Posner
___________________                      ____________________________________
                                                     (Signature)

                                             Barbara L. Posner
                                         ____________________________________


                                            Senior Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer)
                                         ____________________________________
                                                       (Title)