Form 10-Q
period 1998-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1998-07-10
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 1998

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                             ----------------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                     Incorporated in the State of Delaware



       Internal Revenue Service -- Employer Identification No. 52-0991911

                11019 McCormick Road, Hunt Valley, Maryland 21031
                                 (410) 584-7000

                          -----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 8, 1998, was 6,276,399.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                          ------

PART I FINANCIAL INFORMATION...............................................   3

Item 1 Financial Statements................................................   3
       Consolidated Balance Sheets - Assets................................   4
       Consolidated Balance Sheets - Liabilities and Stockholders' Equity..   5
       Consolidated Statements of Income...................................   6
       Consolidated Statements of Cash Flows...............................   7
       Notes to Consolidated Financial Statements..........................   8

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  13

PART II - OTHER INFORMATION................................................  17

Item 6 Exhibits and Reports on Form 8-K....................................  17

           (a)  Exhibits
                  11  Schedule of Weighted Shares Outstanding..............  19
                  27  Financial Data Schedule..............................  20

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company's August 31, 1997 consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        May 31,      August 31,
                                                         1998          1997
                                                      ----------    -----------
                                                      (Unaudited)

CURRENT ASSETS:

   Cash and cash equivalents......................   $ 1,774,800    $ 2,333,300
   Accounts receivable, net.......................     8,182,100      9,498,800
   Costs and estimated earnings in excess of
      billings on uncompleted contracts...........     7,151,300      5,653,800
   Refundable income taxes........................        15,600      1,883,900
   Prepaid expenses and other.....................     1,966,300      1,865,500
                                                     -----------    -----------

         Total Current Assets.....................    19,090,100     21,235,300
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment..............    13,058,900     12,599,200
   Leasehold improvements.........................     3,675,900      3,664,800
                                                     -----------    -----------

                                                      16,734,800     16,264,000

   Less-accumulated depreciation and amortization..   14,727,300)   (13,867,200)
                                                    ------------    -----------

      Net Property and Equipment...................    2,007,500      2,396,800


OTHER ASSETS.......................................    2,843,000      3,009,800
                                                     -----------    -----------

   Total Assets....................................  $23,940,600    $26,641,900
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        May 31,      August 31,
                                                          1998        1997
                                                     ------------   -----------
                                                     (Unaudited)

CURRENT LIABILITIES:

   Accounts payable................................  $ 3,764,200    $ 4,306,900
   Accrued expenses................................      740,200      2,694,600
   Accrued salaries, wages and benefits............    2,494,400      2,891,200
   Current portion of long-term debt...............      495,700        648,300
   Billings in excess of costs and estimated
      earnings on uncompleted contracts............      125,700        512,200
                                                     -----------    -----------
      Total Current Liabilities....................    7,620,200     11,053,200

LONG-TERM DEBT, net of current portion.............    2,217,100      2,331,700
                                                     -----------    -----------

      Total Liabilities............................    9,837,300     13,384,900

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 6,275,700 and 6,227,300 shares
      issued and outstanding.......................       62,800         62,300
   Preferred stock, $.01 par value; 8,000,000
      shares authorized; none issued...............         --             --
   Capital in excess of par value..................   11,030,000     10,902,300
   Retained earnings...............................    3,010,500      2,292,400
                                                     -----------    -----------

      Total Stockholders' Equity...................   14,103,300     13,257,000
                                                     -----------    -----------

         Total Liabilities and Stockholders' Equity. $23,940,600    $26,641,900
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended           Nine Months Ended
                                                -------------------------     -------------------------
                                                  May 31,       May 31,          May 31,       May 31,
                                                   1998          1997              1998         1997
                                                -----------  -----------      -----------   -----------

Total revenue..............................     $14,308,900  $16,660,600      $44,920,300   $56,376,500
Less - Subcontractor costs.................      (2,180,600)  (4,176,000)      (8,266,500)  (17,377,900)
Less - Other direct project costs..........      (1,662,200)  (3,531,700)      (4,846,500)   (8,981,700)
                                                -----------   ----------      -----------   -----------

    Net revenue............................      10,466,100    8,952,900       31,807,300    30,016,900
                                                -----------   ----------      -----------   -----------
Operating expenses:
    Direct salaries and other operating....       7,736,100    8,809,700       23,636,700    29,423,500
    Sales, general and administrative......       2,439,300    2,147,500        7,115,800     6,204,100
    Gain on "key employee" life insurance..        (261,100)        --           (261,100)         --
    Restructuring..........................            --      3,000,100             --       3,000,100
                                                -----------   ----------      -----------   -----------

       Total operating expenses............       9,914,300   13,957,300       30,491,400    38,627,700
                                                -----------   ----------      -----------   -----------

Income (loss) from operations..............         551,800   (5,004,400)       1,315,900    (8,610,800)

Interest expense, net......................         (26,400)     (76,500)        (114,500)     (297,900)
                                                -----------   ----------      -----------   -----------

Income (loss) before income taxes..........         525,400   (5,080,900)       1,201,400    (8,908,700)


Provision for (benefit from) income taxes..         212,900   (1,624,200)         483,300    (3,155,400)
                                                -----------   ----------      -----------   -----------
Net income (loss)..........................     $   312,500   (3,456,700)     $   718,100   $(5,753,300)
                                                ===========   ==========      ===========   ===========

Basic earnings (loss) per share............           $0.05       $(0.56)           $0.12        $(0.93)
Diluted earnings (loss) per share..........           $0.05       $(0.56)           $0.11        $(0.93)
                                                      =====       ======            =====        ======

Weighted avg. shares outstanding...........       6,264,800    6,200,300        6,246,600     6,195,200
Diluted weighted avg. shares outstanding...       6,517,300    6,200,300        6,352,300     6,195,200
                                                  =========    =========        =========     =========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                        ------------------------
                                                         May 31,      May 31,
                                                          1998         1997
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net income (loss).................................  $   718,100  $(5,753,300)
   Noncash expenses included in net income (loss) -
      Depreciation and amortization..................      888,100    1,126,300
      Current benefit from income taxes..............         --     (3,155,400)
   Changes in operating assets and liabilities -
      Decrease in accounts receivable, net...........    1,316,700    3,939,200
      (Increase) decrease in costs and estimated
         earnings in excess of billings on uncom-
         pleted contracts............................   (1,497,500)   6,126,800
      Decrease in prepaid expenses and other assets..       66,000      196,900
      Decrease in accounts payable and accrued
         expenses....................................   (2,893,900)    (876,100)
      Refunds of income taxes........................    1,868,300      338,100
      Decrease in billings in excess of costs and
         estimated earnings on uncompleted contracts.     (386,500)    (801,200)
                                                        ----------   ----------

      Net cash flows from (used for) operating
         activities..................................       79,300    1,141,300

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Purchase of equipment, net........................     (498,800)    (395,600)
                                                        ----------   ----------

     Net cash flows used for investing activities...      (498,800)    (395,600)
                                                         ----------  ----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit......      216,400      929,900
   Proceeds from issuance of common stock............      128,200        7,000
   Reduction of long-term debt and short-term
      borrowings.....................................     (483,600)  (1,358,700)
                                                        ----------   ----------
      Net cash flows from (used for) financing
        activities...................................     (139,000)    (421,800)
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.......................................     (558,500)     323,900

CASH AND CASH EQUIVALENTS, beginning of period.......    2,333,300    1,308,600
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, end of period.............   $1,774,800   $1,632,500
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation--

The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA) and its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc. (EA Financial), and the wholly-owned subsidiaries of EA Financial, EA Global, Inc. and EA de Mexico, S.A. de C.V. The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

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

Major Clients--

Various agencies of the federal government accounted for approximately 52% and 46% of the Company's net revenue for the nine months ended May 31, 1998 and 1997, respectively. Additionally, various agencies of the federal government accounted for approximately 50% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of May 31, 1998. Approximately 55% of the Company's current net contract backlog is with the federal government. Net contract backlog amounts as of May 31, 1998 and August 31, 1997 were $21.8 million and $22.6 million, respectively.

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

Reclassifications--

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

Supplemental Disclosures of Cash Flow Information--

Cash paid for interest during the nine months ended May 31, 1998 and 1997 was $171,000 and $281,800, respectively. Retirements of property and equipment for the same periods were $28,000 and $895,000, respectively.

Accounting for Income Taxes--

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Note 2.  BANK FINANCING ARRANGEMENTS:

The Company maintains an $8.5 million revolving line of credit and a $1.5 million equipment line of credit arrangement with a commercial bank. Borrowings under the revolving line of credit facility are secured by receivables and are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a minimum of $4,000,000). The agreement became effective August 22, 1997. The Company is in compliance with all covenants related to financing agreements. Prior to the current fiscal year, the Company had either been in compliance or had obtained waivers on all covenants related to financing arrangements.

For the nine months ended May 31, 1998, the Company had no short-term borrowings from the August 22, 1997 financing agreement. Effective April 18, 1997, the Company entered into a revised line of credit arrangement with Signet Bank under which the debt was re-classified as short term. For the nine months ended May 31, 1997, the Company had short-term borrowings of $1,569,400. The maximum short-term borrowings during this period in fiscal 1997 were $1,721,800 and the average outstanding month-end balance was $263,200. The weighted average interest rates during the three- and nine-month periods ended May 31, 1997 were 11.2% and 8.5%, respectively. The weighted average interest rate has been calculated based on the actual daily interest expense and the daily balance outstanding.


                                                                                            May 31,
                                                                                       -----------------
                                                                                        1998       1997
                                                                                        ----       ----

Revolving credit  facility  payable to a commercial  bank  effective  August 22,
    1997, interest charged at LIBOR plus 250; facility expires September 1999....... $2,044,100  $    --

Notes payable to a commercial  bank  payable in equal  monthly  installments  of
    $43,650 through December 1997; thereafter, $21,400, plus interest charged at
    LIBOR  plus 250,  secured  by  leasehold  improvements  and  certain of EA's
    analytical laboratory equipment.................................................    172,200     519,000

Note payable to a  commercial  bank  payable in equal  monthly  installments  of
  $29,600, plus interest at 9.1% through December 1999, secured by certain
  computer equipment................................................................    496,500     791,900
                                                                                     ----------  ----------
  Total long-term debt..............................................................  2,712,800   1,310,900
  Less-current portion..............................................................   (495,700)   (857,400)
                                                                                     ----------  ----------
  Long-term portion................................................................. $2,217,100  $  453,500
                                                                                     ==========  ==========

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

Note 4.  PROFIT SHARING:

EA maintains a defined contribution retirement plan covering all employees who are at least 21 years of age and have completed six months of credited service, as defined by the plan. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan includes a 401(k) provision, allowing for Company matching contributions.

Note 5.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan, which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of common stock on the date of the grant. A total of 797,300 options were issued and outstanding as of May 31, 1998 having an average exercise price of $2.41. There were 122,900 options available for issuance as of May 31, 1998. Of the outstanding options, 400,000 are held by the President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the grant date.

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 129,800 shares remained authorized for distribution under the Plan as of May 31, 1998.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the grant of nonqualified stock options to its four non-employee directors. The exercise price of the 17,000 options which were outstanding as of May 31, 1998 ranged between $2.03 and $6.13, which equaled the fair market value of the underlying common stock at the dates of grant. A total of 33,500 shares of common stock options remained available for the grant of options under the Director Stock Option Plans as of May 31, 1998.

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

As of May 31, 1998 and August 31, 1997, the Company had accrued expenses of $168,100 and $880,100, respectively, in the accompanying consolidated balance sheets for costs to be incurred in future periods related to this restructuring.

Note 7.  "Key Employee" Life Insurance:

In April 1998, adjustments were made to the actual cash value of two "key employee" life insurance policies for Loren D. Jensen, Chairman of the Board, of which the Company is the named beneficiary. Prior to April 1998, the policies had a cash surrender value of $515,500, which was included in Other Assets on the Company's balance sheet. In fiscal 1994, the asset value of the policies was originally adjusted downward due to bankruptcy proceedings involving the original insurance company. In April 1998, Phoenix Home Life Mutual Insurance Co., the successor underwriter of the policies, confirmed that the cash surrender value of the policies was $776,600. Therefore, Other Assets was increased by $261,100, and a one-time gain was recognized during the period.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations


Results of Operations

The Company's results of operations are significantly affected by the timing of the award of contracts, the timing of performance on contracts, and the extent to which the Company's employees are performing billable tasks as opposed to engaging in preparing bid proposals and other required non-billable activities. Due to these factors, the results of operations for interim periods are not necessarily indicative of the results of operations for longer periods and interim period comparisons may not be as meaningful as comparisons over longer periods. The Company's results of operations are also affected by significant competition in the industry, including a very competitive requirement for successful bidding and solicitation of contracts.

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

Three Months Ended May 31, 1998

Net revenue for the three months ended May 31, 1998 was $10,466,100, an increase of 16.9% from $8,952,900 for the same period in fiscal 1997. The increase in net revenue is due to the recognition of contract losses made in the fiscal 1997 third quarter lowering net revenue by $1,400,000. Without the effect of the contract losses, net revenue growth was essentially flat across all client sectors for the three months ended May 31, 1998 compared to the same period in fiscal 1997. The flat growth is principally attributable to an implemented management policy requiring greater selectivity in the pursuit of opportunities, as well as lower than anticipated sales in the industrial client sector. However, the Company continues to market its services strongly.

Direct salaries and other operating costs decreased to $7,736,100 from $8,809,700, representing 73.9% and 98.4% of net revenue for the three months ended May 31, 1998 and 1997, respectively. The decreases were attributable to increased staff utilization and lower overall operating costs from quarter to quarter, as well as reduction in staff numbers as a result of the March 1997 restructuring.

Sales, general and administrative costs increased slightly to $2,439,300 from $2,147,500, representing 23.3% and 24.0% of net revenue for the third quarter period 1998 and 1997, respectively. The increase in costs were primarily related to additional investment in sales and marketing capabilities.

In  the  third   quarter  of  fiscal  1997,   the  Company   announced  a  major
organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included on the Company's balance sheet.

As a result of the above factors, income from operations for the three months ended May 31, 1998 was $551,800, or 5.3% of net revenue compared to the previous year's loss from operations of $5,004,400, or 55.9% of net revenue for the three months ended May 31, 1997. Interest expense, net, decreased $50,100 for the three months ended May 31, 1998, compared to the prior year. This decrease is primarily attributable to lower interest payments made in connection with the Company's line of credit as a result of improved cash management, additionally aided by the reduction of certain long-term debt principal balances.

The provision for income taxes was $212,900 for the three-month period ended May 31, 1998 compared to a benefit from income taxes of $1,624,200 for the three-month period ended May 31, 1997, representing effective tax rates of 40% and 32%, respectively.

Net income for the three months ended May 31, 1998 was $312,500, or 3.0% of net revenue, compared to a net loss of $3,456,700, or 38.6% of net revenue, for the three months ended May 31, 1997.

Nine Months Ended May 31, 1998

Net revenue for the nine months ended May 31, 1998 was $31,807,300, an increase of 6.0% from $30,016,900 for the same period in 1997. This increase is due in part to the provision for estimated losses on certain uncompleted landfill closure projects made in the prior fiscal period ended May 31, 1997. The loss provision for these contracts recognized anticipated future project expenses which lowered fiscal 1997 second quarter net revenue by $1,997,000. Removing the effects of the fiscal 1997 contract loss, the Company had no significant change in overall contract volume in the current nine-month period, which had lower net revenue of approximately $206,600, or a decrease of 0.1%. This slight decrease is mainly attributable to an implemented management policy requiring greater selectivity in the pursuit of opportunities, as well as lower than anticipated sales in the industrial client sector. Additionally, price competition remains intense within the energy and environmental services industry, further impacting net revenue levels compared to the prior year's third quarter.

Direct salaries and other operating costs decreased to $23,636,700 from $29,423,500, representing 74.3% and 98.0% of net revenue for the nine months ended May 31, 1998 and 1997, respectively. The 19.7% decrease in operating costs is due to increased staff utilization and lower overall operating costs, as well as staff reductions in connection with the March 1997 restructuring.

Sales, general and administrative costs increased to $7,115,800 or 22.4% of net revenue for the nine-month period ended May 31, 1998 compared to $6,204,100 or 20.7% of net revenue for the same period in 1997. This increase is primarily due to additional investment in sales and marketing efforts.

In  the  third   quarter  of  fiscal  1997,   the  Company   announced  a  major
organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies on the Company's balance sheet.

As a result of the above factors, income from operations for the nine months ended May 31, 1998 was $1,315,900, or 4.1% of net revenue, compared to the previous year's loss from operations of $8,610,800, or 28.7% of net revenue for the nine months ended May 31, 1997. Interest expense, net, decreased $183,400 for the nine months ended May 31, 1997, compared to the previous year. This decrease is primarily attributable to an interest payment in connection with a Maryland tax settlement in the prior year, aided by lower interest on its line of credit and the reduction of certain long-term debt principal balances.

The provision for income taxes was $483,300 for the nine months ended May 31, 1998, compared to a benefit from income taxes of $3,155,400 for the same period in 1997, representing effective tax rates of 40% and 35%, respectively. Net income for the nine months ended May 31, 1998 was $718,100, or 2.3% of net revenue, compared to a net loss of $5,753,300, or 19.2% of net revenue, for the nine months ended May 31, 1997.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $558,500 for the nine months ended May 31, 1998. The decrease principally resulted from the payout of cash related to the fiscal 1997 restructuring expenses, and payments made to reduce long-term debt offset partially by collected income tax refunds.

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $498,800 and $395,600 for the nine months ended May 31, 1998 and 1997, respectively.

At May 31, 1998, the Company had outstanding long-term debt, including the current portion, of $2,712,800. This represents a net decrease of $267,200 from the $2,980,000 balance at August 31, 1997. The decrease is the result of a $216,400 increase in its revolving line of credit balance, offset by net repayments of $259,600 for equipment loans and $224,000 for computer equipment.

The Company's existing funds, cash from operations, and the available portion of its $8,500,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs.* The Company also has access to certain capital equipment financing arrangements through various equipment suppliers.

While the Company believes that there is sufficient market demand to absorb the additional contracting capacity resulting from its expansion, there can be no assurance that this demand will, in fact, materialize.* Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

Year 2000 Issue

The Company has initiated a review of its current computer systems to ensure the software will function properly in the year 2000. The Company's primary computer system, BST, its project accounting and financial management system, is year 2000 compliant. The Company does not currently anticipate incurring any material expenditures in order to make its own systems year 2000 compatible. However, no assurance can be given that the Company's customers or vendors will be year 2000 compatible, and any failure of such customer or vendor to be year 2000 compatible could potentially have a material adverse effect on the Company.


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


                          EA Engineering, Science, and
                         Technology, Inc. & Subsidiaries
                         -------------------------------
                                  (Registrant)




July 10, 1998                 By:  /s/ Donald A. Deieso
-----------------             -----------------------------------
                                       (Signature)


                               Donald A. Deieso
                               -----------------------------------


                               President and Chief Executive Officer
                               -----------------------------------
                                         (Title)




July 10, 1998                   By:  /s/ Barbara L. Posner
-----------------               -----------------------------------
                                         (Signature)


                                Barbara L. Posner
                                -----------------------------------


                                Senior Vice President,
                                Finance and Administration
                                (Principal Financial Officer)
                                -----------------------------------
                                           (Title)