Form 10-K
period 1998-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1998-11-24
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

    For the fiscal year ended August 31, 1998   Commission File Number 0-15587
                              ---------------                   ---------------

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                      52-0991911
                     --------                      ----------
      (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                11019 McCormick Road, Hunt Valley, Maryland     21031
                -------------------------------------------     -----
                 (Address of Principal Executive Offices)     (Zip Code)

        Registrant's Telephone Number Including Area Code: (410) 584-7000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                                ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October 30, 1998 was approximately $5,000,000.

The number of shares outstanding of the Registrant's Common Stock as of October 30, 1998 was 6,386,484.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 1998 Annual Report to Stockholders are incorporated by reference in Part II of this Report.
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for January 14, 1999 are incorporated by reference in Part III of this Report.

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                                        Page

                                     PART I


   1  Business                                                                1
   2  Properties                                                              9
   3  Legal Proceedings                                                       9
   4  Submission of Matters to a Vote of Security Holders                     9

                                     PART II

   5  Market for the Registrant's Common Stock and Related
        Stockholder Matters                                                  10
   6  Selected Financial Data                                                11
   7  Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                             12
   7A Quantitative and Qualitative Disclosure About Market Risk              19
   8  Financial Statements and Supplementary Data                            20
   9  Changes in and Disagreement on Accounting and Financial Disclosure     37

                                    PART III

  10  Directors and Executive Officers of the Registrant                     38
  11  Executive Compensation                                                 38
  12  Security Ownership of Certain Beneficial Owners and Management         38
  13  Certain Relationships and Related Transactions                         38

                                           PART IV

  14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       39
      Signatures                                                             43
      Exhibit Index                                                          44

                                     PART I

ITEM 1. BUSINESS

General

EA Engineering, Science, and Technology, Inc., together with its wholly-owned subsidiaries ("EA" or the "Company") is an international consulting firm specializing in the fields of energy, the environment, and health and safety. Through its network of more than 20 branch and satellite offices and its analytical and international operations, EA provides scientific, engineering, economic, analytical, and management solutions to government, industrial and utility clients. The goal of the Company is to help management in industry and government improve their performance and achieve their business and organizational objectives.

EA's organizational structure consists of the parent company, EA Engineering, Science, and Technology, Inc.; its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc.; and EA Financial's wholly-owned subsidiaries, EA Global, Inc. and EA de Mexico, S.A. de C.V.

The Company was founded and initially incorporated in Maryland in 1973; after a name change, the Company was subsequently incorporated in Delaware in 1986. The Company was initially engaged in environmental assessment and permitting related to power plant siting and expansion. Since that time, the Company has responded to market conditions and opportunities by expanding its services and client base. Today, we provide services in areas ranging from energy conservation and process safety, to water quality and resources management. EA has organized itself around two service segments: Management Consulting Services (approximately 90% of net revenue) provided through a network of offices located throughout the United States, Mexico and Guam; and Analytical Services, provided through its 16,500 sq. ft. laboratory division located near Baltimore, Maryland. Although the Analytical Services segment has been relatively small in terms of revenue generation, EA has decided to implement the guidance in SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." As such, this is the first Form 10-K filing with segmented information.

Historically, the demand for EA's services was driven largely by federal, state and local environmental enactments and regulations impacting the Company's clients. A great deal of cleanup activity and progress has been generated as a result of those laws and regulations; in 1996, the U.S. environmental market reported revenues of $186 billion. However, as with all regulatory-driven businesses, the industry and the Company's performance are inextricably linked to the pace and intensity with which the regulations are written, promulgated, and enforced. During the past several years the regulatory pace has slowed, resulting in an increasingly competitive environmental market.

More recently, the demand for the Company's services has been stimulated by new, more business-oriented factors, including the recognition that it is more cost-effective to prevent pollution than to remediate it after discharge and the success of market-based programs such as emissions trading and wetlands banking. Additionally, many clients now see environmental strategy as a method of increasing global competitiveness and enhanced profitability. EA believes that this strategic shift will stimulate opportunity for its business-oriented consulting services in both the domestic and international markets.

In our role as an advocate and strategic resource to our clients, EA provides the management perspective and technical skills to anticipate, identify, address and resolve those energy, environmental, health and safety issues affecting business performance and profitability.

Management Consulting Services

EA provides management consulting services to clients in the areas of energy, environment, and health and safety. The Company's primary service areas are Water Quality and Water Resources Management, Air Quality

Management and Process Engineering, Ecotoxicology and Bioassessment, Natural Resource Management, Dredging and Sediment Management, Site Characterization and Remediation, Solid Waste Management, Health and Safety Reviews, Energy Planning and Audits, Due Diligence Reviews, Information Management, and Strategic Planning of Environmental Issues.

The multi-faceted nature of most environmental problems, however, requires a cross-section of professionals to provide an integrated solution, and strict classification by service area is not practical for most of the Company's projects. In providing its services, EA has developed certain remedial and analytical technologies, planning and management services, and processes for the mitigation and control of environmental damage and risks. In addition, we assist clients in responding to issues raised by regulatory agencies and community groups. All of the service areas are part of the vertically-integrated capabilities the Company may offer its clients.

The Company's services normally are performed by a team of scientists, engineers, planners and economists and include a combination of the following:

- Consultation   to   determine   the  nature   and  scope  of   potential
  environmental, energy, or health and safety problems.
- Development and implementation of solutions to identified environmental, energy, or health and safety issues.
- Economic analyses, database development, strategic and tactical planning of environmental, energy, and health and safety programs.
- On-site sampling, monitoring and measurement of discharges and emissions.
- Evaluation of environmental or human health risks.
- Preparation of reports for regulatory agencies.
- Participation and representation of clients in public and regulatory hearings.
- Engineering certification of design specifications.
- Implementation of remedial action.
- Environmental program management and outsourced support.

The Company's contracts are generally undertaken on a time-and-materials, fixed-price, or cost-plus-fixed-fee basis. Fixed-price contracts and certain time-and-materials and cost-plus contracts with upset limits require EA to bear the risk of cost overruns. Most of the Company's contracts provide that the client may at any time cancel any portion of the work not yet performed.

The following table reflects the approximate percentage of consolidated net revenue derived by contract type in each of the three years in the period ended August 31, 1998:

                                                       Year Ended August 31,
---------------------------------------------------------------------------------------

                                                   1998           1997           1996
---------------------------------------------------------------------------------------

Time-and-materials                                  33%            34%            33%
Fixed-price                                          48             44             41
Cost-plus-fixed-fee                                  19             22             26
---------------------------------------------------------------------------------------

                                                   100%           100%           100%
=======================================================================================

During fiscal 1998, the majority of the Company's work continued to be from fixed-price and time-and-materials contracts. The Company considers this to be an industry trend whereby clients transfer additional risk to the prime contractor and the Company transfers additional risk to its subcontractors, when applicable.

In general, the Company's contracts vary in length from one month to ten years and require performance of a particular project within the contractually specified timeframe. Although the Company holds certain federal contracts with options for longer durations, most of these contracts require annual renewals by the client. A substantial portion of EA's contracts represent the provision of separate services required from time to time by ongoing clients.

Analytical Services

EA Laboratories, a division of EA Engineering, Science, and Technology, Inc. ("EA Laboratories"), is located in a 16,500 sq. ft., state-of-the-art facility in Sparks, Maryland. The division is a multi-disciplinary environmental laboratory providing a wide variety of chemical, biological, and services to industrial, utility and government clients. The facility, specifically designed for laboratory operations, has the capacity to process well over 17,000 analyses per month. State-of-the-art features include an uninterrupted power supply, limited-access security, and an air handling system designed to minimize cross-contamination between work areas. Currently, EA Laboratories maintains certifications/approval in all 50 states and many of the largest Department of Defense programs.

The majority of orders processed by EA Laboratories are on a price-per-sample unit basis. These orders are received from both within the Company and directly from outside clients. The following table reflects the overall sales generated by EA Laboratories, as well as the percentage of sales provided to external clients for the three-year period ended August 31, 1998.


-----------------------------------------------------------------------------
                                                         % of Sales
   Year Ended August 31,          Total Sales         to External Clients
-----------------------------------------------------------------------------

           1998                    $6,253,300               56.0%
           1997                     6,135,700               28.0
           1996                     8,572,100               35.0
=============================================================================

Clients

EA provides services to industrial, utility, and government clients both directly and indirectly through work performed for architects/engineers, engineer/contractors, law firms and financial institutions. The Company's goal is to assist its clients in achieving their business and growth objectives as cost-effectively and dependably as possible.

During fiscal 1998, the Company provided services to more than 525 industrial, utility and government clients through more than 1,600 projects in the private sector and 500 projects in the federal government sector. Although more private-sector projects were performed, the portion of net revenue provided by the federal government was 50%, 46%, and 45% fiscal years 1998, 1997 and 1996, respectively. The Company believes that a diversified mix of business revenue derived from each of its client sectors will help ensure its continuing financial success. To achieve this goal, the Company has established a business development program focused on specific client sectors. Those sectors are: federal government, state and local governments, industry (for example, pulp and paper, oil and gas, chemical), and electric utility. In fiscal year 1998, EA added more than 150 new clients.

Although a significant portion of net revenue was derived from agencies of the federal government, the Company's services are performed for many different department and in many different regions of the country, thereby reducing the financial risks associated with delays or cancellation of any particular contract. In management's opinion, the loss of any one of the Company's clients other than a major government client within its major revenue-generating sectors would not have a material effect on operations or profitability.

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 1998:


                                            Year Ended August 31,
-----------------------------------------------------------------------------

                                     1998            1997          1996
-----------------------------------------------------------------------------

Federal government                     50%             46%           45%
Industrial and other private sector    37              42            41
Utilities                               6               5             6
State and local government              7               7             8
-----------------------------------------------------------------------------
                                      100%            100%          100%
=============================================================================

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

A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of work to include follow-on complementary activities and new activities and often refer us to their colleagues at other locations. Additionally, the Company has an active business development program to identify new clients that have not yet engaged its services. The Company often teams with other consulting firms or provides its services as a subcontractor to larger architect/engineer or engineer/contractor firms. The Company tracks prospective business through an opportunity pipeline network.

The Company employs a matrix approach involving branch operations, Client Sector Directors, and National Technical Directors to maximize the effectiveness of its sales and marketing organization. The Company's market sectors are federal government, state and local governments, industry, and electric utility. The Company's product lines are Energy Management and Air Quality, Ecotoxicology and Bioassessment, Hazardous Waste Management, Information Technology, In-Plant Services, Management Consulting, Natural Resources Management, Sediment Management, Solid Waste Management, and Water Quality and Water Resources Management.

Backlog

At August 31, 1998, the Company's total contract backlog was approximately $43.4 million compared to contract backlog of $48.4 million at August 31, 1997. The decrease in total contract backlog is largely attributable to the absence of new construction awards, a business line the Company no longer pursues, which have a high percentage of subcontracts and other pass-through costs. Because subcontractor and other direct project costs can change significantly from project to project, the change in total contract backlog is not necessarily a true indication of business trends. Accordingly, the Company considers net backlog (total less estimated subcontractor and other project costs) as its primary measure of backlog. The Company's net contract backlog was approximately $22.2 million at the end of fiscal 1998, compared to approximately $22.6 million at the end of fiscal 1997. The Company expects that approximately 80% of the contract backlog will be completed in fiscal 1999. The Company's total contract backlog attributable to federal government contracts as of August 31, 1998 was $28 million ($13.5 million, net), compared to $34 million ($14 million, net) a year earlier.

In addition to this contract backlog, at August 31, 1998, the Company held indefinite delivery/indefinite quantity (ID/IQ) type contracts from various clients, principally government agencies for up to $217 million compared to $246 million at August 31, 1997. Ending in fiscal 1999 are three ID/IQ contracts which have a remaining value of $133 million as of August 31, 1998. Over the past five-year period, these expiring ID/IQ contracts averaged approximately $18 million in new awards annually.

There can be no assurance, however, that work under any of these contracts will be authorized or that work once authorized will not be canceled. Generally, these contracts provide for a fixed percentage of profit based on estimated costs. In the event of cancellation, the Company is entitled to recover its incurred costs and associated profit. Terminations and cancellations of government contracts have not been material in the past. The level of backlog may fluctuate during each year, and accordingly, the backlog at any point in time does not necessarily reflect near-term anticipated operating results. Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak workloads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company.

As the amount of work available from federal agencies declines and becomes more competitive as indicated by our smaller backlog from previous years, the Company is shifting its marketing efforts to the industrial, utility, and state and local levels. Particular attention is being given to expanding the overall management consulting practice in the energy and environmental areas with emphasis also on health and safety issues.

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

Employees

As of August 31, 1998, the Company had approximately 400 full-time employees, of which approximately 50 are in the Analytical Services segment, compared to approximately 560 full-time employees at August 31, 1997. The decrease in employees was a result of staff reductions in overhead positions and a shift in technical needs. In an effort to control costs, many full-time positions were filled with part-time employees. Most of the Company's employees are engaged in performing scientific, engineering, remediation and consulting services; the remainder provide executive, administrative and other support services. The Company also hires part-time or temporary personnel to meet the requirements of a particular contract. EA's staff includes professional engineers, biologists, chemists, geologists, industrial hygienists, public health scientists, regulatory specialists, toxicologists, industrial planners, computer scientists, and business managers.

The Company has invested in training and mentoring programs to promote a "continuing learning" process within the firm. In 1998, the Company instituted several programs including project manager training, sales management seminars and technical development programs, and has established a professional career ladder development program. Additionally, the Company offers a tuition reimbursement program for all employees of the firm.

None of the Company's employees is represented by a union. The Company considers its relationship with employees to be good.

Competition

Nationwide, the environmental industry employs more than one million people, working at over 100,000 firms and generating revenues in excess of $186 billion. The environmental engineering and consulting market is becoming highly competitive and requires skilled and experienced professional, technical, and management personnel. Today, the domestic market for environmental services can be characterized as flat in revenue and income. Over the past several years, in an effort to reduce costs and increase volume, the environmental industry experienced an increase in merger and acquisition activity, resulting in several mega-environmental firms with revenues greater than $500 million. In fact, in 1995 these "large" firms captured 20% of market; in 1997 that market share grew to 41%.

Typical projects, especially those in excess of $100,000, are bid on by numerous firms. The principal competitive factors are client relationships, pricing, reputation, quality of services, expertise, and local presence. Increasingly, multiple firms are deemed "technically qualified," leaving price and established relationships to determine the winning bid.

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

Licensing and Certification

The Company's laboratory has been approved/validated to perform analyses for the Naval Facilities Engineering Services Center (NFESC), the Air Force Center for Environmental Excellence (AFCEE), the U.S. Army Corps of Engineers (Missouri River Division), and the American Association for Laboratory Accreditation
(A2LA). Regulatory authorities frequently will not accept analytical evidence of compliance unless the analysis has been performed by a laboratory with relevant certifications such as those described above.

The laboratory is also certified by 41 different states including, among others, Maryland, New Jersey, New York and California, and maintains certain local permits and licenses. Additionally, the laboratory has been authorized to do work by the District of Columbia, Puerto Rico, and nine states that do not have formal certification programs. The laboratory has certifications and permits to operate in states and jurisdictions where the Company performs its services. To support all these programs, the laboratory must be periodically audited by appropriate regulatory agencies and is required to participate in a variety of performance evaluations such as those conducted by the EPA and U.S. Army Corps of Engineers.

The criteria necessary for obtaining and maintaining laboratory certifications and permits vary by agency and state. Generally the criteria include:

   - Application for certification/permit
   - Request and initial review for compliance with comprehensive rules and regulations
   - Periodic verification of compliance through proficiency samples
   - Periodic onsite audits
   - Payment of annual fees

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

Regulatory Matters

Environmental laws and regulations have been enacted by federal, state and local governments in response to public pressure and scientific evidence identifying adverse effects of public and business activity on the environment and human health and safety. Historically, compliance with these laws and regulations was the primary driver in creating demand for the Company's services and continues to be a prime source of demand for EA's services. Among the dozens of federal environmental statutes and regulations under which EA provides services are the following, broad-based statutes:

The Safe Drinking Water Act (SDWA) of 1974, reauthorized in 1996. In addition to its primary mission of protecting the nation's drinking water supplies through the regulation of public water systems, the reauthorized Act expands watershed protection, emphasizes the control of non-point sources of contamination, and introduces a revolving funding program of nearly $9.6 billion through the year 2006. The reauthorized SDWA will have a strong impact on the Company's state and local government clients, who are responsible for ensuring the quality and quantity of their drinking water supplies.

The Federal Water Pollution Control Act of 1972 (known as the Clean Water Act or
CWA) established a framework for controlling the discharge of pollutants to the environment from public and private facilities. The Act centers on the National Permit Discharge Elimination System (NPDES), which establishes controls over discharges from regulated facilities, and includes provisions to control stormwater, industrial runoff, and nonpoint sources of pollution. In addition, the CWA establishes standards to manage ecological habitats, coastal regions, watersheds and wetlands.

The Resource Conservation and Recovery Act of 1976 (RCRA) establishes "cradle-to-grave" regulations affecting the generation, management and disposal of hazardous waste. In addition, the Act regulates non-hazardous solid waste generated by households, commercial and public facilities, and industrial sources. Specific RCRA provisions focus on land disposal of hazardous waste, underground and above-ground storage tanks, site remediation and groundwater decontamination.

The Clean Air Act (CAA) Amendments of 1990, which was reauthorized in 1990, established a series of programs to control airborne emissions from mobile and stationary sources. The Act confirmed the goal of attaining National Ambient Air Quality Standards (NAAQS) air quality levels throughout the U.S., requiring "nonattainment" areas to establish compliance programs. The amendments target nonattainment problems with a broad array on requirements, including additional controls on industrial facilities, tighter emissions standards from motor vehicles, and the use of alternative clean fuels.

The CAA Amendments of 1990 also established requirements for the EPA to adopt Risk Management Program (RMP) requirements, affecting an estimated 64,000 facilities nationwide, handling toxic, flammable, and /or reactive chemicals. These regulations were adopted in June, 1996 and become effective June, 1999. The regulations address programs and procedures designed to prevent or minimize the consequences of accidental releases of hazardous materials that could affect the public or environment. Affected facilities will be required to develop RMP programs and to share the results of that RMP, including their worst-case scenario data, via the Internet.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA, or Superfund) and its subsequent reauthorizations seeks to address the current consequences of past hazardous waste management practices. Any organization that owns or owned a site on which hazardous materials are present, or that operates or operated a facility generating or containing hazardous materials, may be liable under CERCLA for cleanup responsibility.

The Brownfields Initiative was introduced by the Clinton Administration to resolve the cleanup and liability issues associated with contaminated, often abandoned, industrial and commercial facilities known as "brownfields." The Initiative sought to encourage economic development and property reuse of brownfields, which typically are located in urban areas, by resolving cleanup and liability issues to owners, operators and prospective developers of such sites. Most states and many local governments now have voluntary or mandatory brownfields programs in place.

The  Intermodal   Surface   Transportation   Efficiency  Act  (ISTEA)  of  1991,
established funding for mass transportation and public transit programs; introduced the Congestion Mitigation and Air Quality (CMAQ) program to provide funding for non-attainment areas under the CAA to meet attainment deadlines; and included funding for alternative-fuel transit buses. In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century (TEA-21). TEA-21 earmarks $218 billion for highway and transit projects over the next six year period, streamlining the environmental review process, promoting the use of market-based incentives, and giving states the flexibility to use funds for transportation projects that include reuse of brownfield sites.

The National Energy Policy Act (EPAct) of 1992 established the use of energy-efficient technologies as a national priority for improvement of air quality and set a goal of 30% displacement of petroleum fuels with alternative fuels in vehicles by the year 2010. To that end, EPAct set a schedule by which industrial sectors beginning with the federal government would be required to purchase alternative-fueled vehicles.

In addition to the historic EA markets represented by these federal regulations, two key factors have emerged to expand the Company's market opportunities. The first factor centers on international environmental standards and regulations including the International Standard Organization (ISO) 14000 series of certifications, which commits participants to an approach of continuous environmental improvement and exacting environmental performance standards, and the Kyoto Accord, which the United States signed in December, 1997, thereby committing to a reduction of greenhouse gas emissions to 1990. The second factor stems from a strategic shift in approach by US environmental regulators including the US Environmental Protection Agency. Illustrated by EPA's "Common-Sense Initiative" and the Vice President's "Reinvention of Government," this new approach emphasizes market-based incentives, industry-specific regulation, pollution prevention and voluntary responses by the regulated community. The interest of a growing number of companies to move beyond compliance to a higher, self-imposed standard of "sustainability" or "environmental stewardship" introduces substantial new markets for EA's management consulting services.

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

EA has endeavored to protect itself through contractual indemnification from clients when possible and by intensifying its existing quality control and assurance, internal risk management, and health and safety programs. Generally, indemnification is not available under the Company's government contracts. The Company's quality control and assurance program includes a control function to establish standards and procedures for performance and documentation of performance of project tasks, and an assurance function to audit the control function and to monitor compliance with procedures and quality standards. An additional objective of this program has been to establish practices and procedures to protect EA personnel from hazardous substance situations. This is accomplished through a company-wide occupational safety and health monitoring program managed by corporate health and safety professionals.

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

Environmental and Other Considerations

The Company does not believe that its compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on its capital expenditures, earnings or competitive position.


ITEM 2.  PROPERTIES

The Company's headquarters and Baltimore regional office are located in approximately 76,100 square feet of leased space, of which approximately 4,200 square feet is being sublet. The Company's central laboratory is located in approximately 16,500 square feet. Leases for these facilities are with partnerships whose members include the Chairman of the Board of EA and certain members of his family.

The Company's primary branch and satellite offices in the United States are located in:

 Baltimore, Maryland          Boston, Massachusetts     Williamsburg, Virginia
 Washington, DC               San Francisco, California Dallas, Texas
 New Castle, Delaware         Sacramento, California    Anchorage, Alaska
 Newburgh, New York           Seattle, Washington       Fairbanks, Alaska
 Syracuse, New York           Chicago, Illinois         Honolulu, Hawaii
 Berkeley Heights, New Jersey Lincoln, Nebraska         Miami, Florida


In addition, the Company has established office locations in Pensacola, Florida; Mexico City, Mexico; and Yigo, Guam.

The Company leases the office, laboratory, and storage facilities for each regional office. Presently, the facilities are suitable, adequate, and generally utilized to capacity.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended August 31, 1998.

                                                       PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

On October 31, 1986, EA common stock began public trading in the over-the-counter market under the symbol "EACO." The following table shows the high and low closing sales price reported on the NASDAQ National Market System ("NASDAQ"). Such over-the-counter market quotations, however, reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                      High           Low
Fiscal 1997:  First Quarter           $2.59         $1.50
              Second Quarter           2.75          1.75
              Third Quarter            2.25          1.63
              Fourth Quarter           2.22          1.75

Fiscal 1998:  First Quarter           $2.44         $1.88
              Second Quarter           2.50          1.75
              Third Quarter            4.00          2.25
              Fourth Quarter           3.25          1.56


On October 30, 1998, the closing price of the common stock as reported by NASDAQ was $1.375 per share. On that date, there were approximately 1,001 holders of record.

To date the Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the periods indicated have been derived from the audited consolidated financial statements of the Company and reflect the stock splits described in note (2). This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

                                                             Year Ended August 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                     1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands, except per share amounts)
Operations data:
  Total revenue                                    $59,987        $73,891        $88,308        $92,365        $76,873
  Net revenue(1)                                    41,697         41,020         54,064         60,238         52,542
  Income (loss) from operations                      1,110        (8,022)          (444)          4,141          3,305
  Net income (loss)                                    605        (5,408)          (580)          2,227          1,823
  Basic earnings (loss) per share(2)                 $0.10        $(0.87)        $(0.09)          $0.37          $0.32
  Diluted earnings (loss) per share(2)               $0.10        $(0.87)        $(0.09)          $0.36          $0.30

  Weighted average shares outstanding(2)             6,255          6,206          6,138          5,998          5,727
  Diluted weighted average shares outstanding(2)     6,347          6,206          6,138          6,174          6,077

Balance sheet data:
  Working capital                                  $ 9,932        $10,182        $15,955        $17,663        $14,317
  Total assets                                      23,475         26,642         33,329         36,368         31,575
  Short-term borrowings                                 --             --             --             --        --

  Long-term debt, net of current portion             1,280          2,332          2,665          4,033          4,798
  Stockholders' equity                             $14,009        $13,257        $18,558        $18,880        $15,177

   (1) Net revenue represents total revenue less subcontractor and other non-labor project costs.

   (2) Results for the year ended August 31, 1998 have been restated to reflect the two 3-for-2 stock splits, each effected in the form of a 50% stock dividend, distributed on February 23, 1994 and July 5, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are significantly affected by the timing of the award of contracts, the timing of performance on contracts, and the extent to which the Company's employees are performing billable tasks as opposed to engaging in preparing contract proposals, bids and other required non-billable activities. Results of operations may also be affected to the extent that the Company chooses not to reduce its professional staff during a period of reduced demand for its services. Due to these factors, quarterly results of operations are not necessarily indicative of the results of operations for longer periods.

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

Results of Operations

The following table sets forth the percentage relationships of selected items in the consolidated statement of operations to net revenue for the years indicated. For historical comparisons, operating costs in past years have been adjusted to include sales and marketing related costs in sales, general, and administrative costs. In previous years, these costs were included in direct salaries and other operating expenses.

                                                    Year Ended August 31,
                                       -----------------------------------------
                                                   1998       1997        1996
--------------------------------------------------------------------------------
Net revenue                                        100.0%     100.0%     100.0%
--------------------------------------------------------------------------------
Operating expenses:
  Direct salaries and other operating expenses      75.4       91.6       86.1
  Sales, general and administrative                 22.5       20.7       14.7
  Gain on "key employee" life insurance             (0.6)      --         --
  Restructuring charges                             --          7.3       --
--------------------------------------------------------------------------------
    Total operating expenses                        97.3      119.6      100.8
--------------------------------------------------------------------------------
Income (loss) from operations                        2.7      (19.6)      (0.8)
Interest expense, net                               (0.3)      (0.9)      (0.7)
--------------------------------------------------------------------------------
Income (loss) before income taxes                    2.4      (20.4)      (1.5)
(Benefit from) provision for income taxes            0.9       (7.2)      (0.4)
--------------------------------------------------------------------------------
    Net income (loss)                                1.5%     (13.2)%     (1.1)%
================================================================================


Fiscal 1998 Compared to Fiscal 1997

Net revenue during fiscal 1998 increased 1.6% to $41,696,900 from $41,020,200. This $676,700 increase is due in part to the recognition of contract losses related to certain landfill contracts in fiscal 1997. The loss provision for these contracts, a business line the Company no longer pursues, recognized anticipated future project expenses which lowered fiscal 1997 net revenue by $1,400,000. Adjusting for this loss recognition, net revenue in fiscal 1998 decreased by 1.71%. The overall decrease in net revenue is due to lower than anticipated sales in the industrial sector. Although sales and marketing efforts have targeted this market and won approximately 150 new clients, larger-volume projects have not been achieved as of the end of the fiscal 1998 period. Lower industrial sector sales were offset by improved net sales in the federal, state and local government, and utility sectors.

Direct salaries and other operating costs decreased 16.2% to $31,473,800 in 1998 from $37,560,300 in 1997, or 75.4% and 91.6% of net revenue, respectively. The decreases were attributable to increased staff utilization and lower overall non-labor operating costs. The Company maintained a utilization rate (time charged to clients) of more than 95% for its technical staff and an overall Company rate of 74%. Significant savings were also achieved by lowering equipment and property lease costs by $1,900,000 in fiscal 1998 compared to fiscal 1997. These savings were achieved by subletting unused facilities, renegotiating existing leases, and changing to a different supplier for computer-related items.

Sales, general and administrative costs increased 10.5% to $9,374,400 in 1998 from $8,481,900 in 1997, or 22.5% and 20.7% of net revenue, respectively. The increase in cost was primarily related to additional investment in sales and marketing expenses in fiscal 1998 compared to the prior year.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included on the Company's balance sheet.

In the third quarter of fiscal 1997, the Company implemented a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs. This restructuring included a staff reduction of 125 employees. During fiscal 1998, the Company incurred $803,500 in operating related costs that were associated with the FY97 restructuring and charged against the reserve instead of income.

As a result of the above factors, the income from operations in fiscal 1998 was $1,109,800, compared to a loss from operations of $8,022,100 in the prior year. Interest expense, net, decreased to $145,800 from the prior year's total of $354,800. This 58.9% decrease is attributed to lower interest paid in connection with the Company's line of credit, reduction of certain long-term debt principal balances, and the absence of an interest payment in connection with a Maryland tax settlement in fiscal 1997.

The net income for the twelve months ended August 31, 1998, was $604,800, or 1.5% of net revenue, compared to a net loss of $5,407,600, or 13.2% of net revenue for the prior year.

Fiscal 1997 Compared to Fiscal 1996

Net revenue during fiscal 1997 decreased 24.1% to $41,020,200 from $54,064,500. The decrease was attributable to lower contract volume associated with the Department of Defense, industrial, and federal non-DOD agency activities. Also, realized losses related to certain landfill projects amounting to approximately $1,400,000 of costs in excess of contract values were recognized in fiscal 1997, further reducing net revenue. Additionally, price competition remained intense within the environmental services industry, further suppressing net revenue levels compared to the prior year.

Due to the aforementioned restructuring, direct salaries and other operating costs decreased 19.3% to $37,560,300 from $46,535,500. As a percentage of net revenue, however, direct salaries and other operating costs increased to 91.6% from 86.1% a year earlier. This increase was primarily attributable to lower staff utilization, especially in the second quarter, related to a reduction in available work, which produced an increase in operating costs relative to net revenue. In March 1997, the Company implemented a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the third quarter related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs. This restructuring included a staff reduction of approximately 125 employees.

Sales, general and administrative costs increased 6.4% to $8,481,900 in 1997 from $7,972,600 in 1996, or 20.7% and 14.7% of net revenue, respectively. The increase was due primarily to bonus amounts paid to management as a result of the Company's exceeding its profit targets for the final five months of the year. No bonuses were paid in fiscal 1996.

As a result of the above factors, the loss from operations in fiscal 1997 was $8,022,100 compared to a loss from operations of $443,600 in the prior year. Interest expense, net, decreased slightly to $354,800 from $357,500. A net decrease in interest expense from lower-than-average borrowings was offset by higher rates and an interest payment made in connection with a state income tax settlement.

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

The net loss for the twelve months ended August 31, 1997, was $5,407,600, or 13.2% of net revenue, compared to net loss of $580,100, or 1.1% of net revenue for the prior year.

Analysis by Segment

The following table provides selected financial information by segment:

                                                             Year Ended August 31,
                                                  ----------------------------------------------------
                                                       1998              1997              1996
------------------------------------------------------------------------------------------------------
Gross sales
   Management Consulting Services (external)        $56,483,800      $72,559,500        $86,390,100
   Management Consulting Services (internal)         (2,869,900)      (4,370,500)        (5,456,900)
                                                  -------------    -------------      -------------

     Total Management Consulting Services (gross)    53,613,900       68,189,000         80,933,200


   Analytical Services (external)                     3,503,400        1,331,400          1,917,700
   Analytical Services (internal)                     2,869,900        4,370,500          5,456,900
                                                    -----------      -----------        -----------

     Total Analytical Services (gross)                6,373,300        5,701,900          7,374,600
======================================================================================================

Net sales to unaffiliated customers
   Management Consulting Services                    36,696,400       37,442,900         48,495,100
   Analytical Services                                5,000,500        3,577,300          5,569,400
======================================================================================================
Income (loss) from operations
   Management Consulting Services                     1,189,500       (6,862,500)            38,300
   Analytical Services                                  (79,700)      (1,159,600)          (481,900)
======================================================================================================
Identifiable assets (net property and equipment)
   Management Consulting Services                     1,132,700        1,534,000          1,999,900
   Analytical Services                                  648,400          862,800          1,125,000
======================================================================================================

Note: Sales are considered external when a segment directly enters into a contract with a client. Internal sales are generated by the use of the Company's Analytical Services required by the external clients of Management Consulting Services. Internal sales are duplicated within each segment and are eliminated through intercompany adjustments.

1998 Results

Net sales for Management Consulting Services decreased 2% in the fiscal period ended August 31, 1998 to $36,696,400 from $37,442,900 in fiscal 1997. This decrease is due to the lower-than-anticipated sales in the industrial sector. Net sales in Analytical Services increased 39.8% in fiscal 1998 to $5,000,500 from $3,577,300 in fiscal 1997. This increase is mainly attributable to a new contract with an industrial client.

The Management Consulting Services segment contributed $1,189,500, or 3.2% of net revenue, to income from operations in fiscal year 1998, compared to a loss from operations of $6,862,500, or 18.3% of net revenue, in the prior year. This improvement is due to a 20% year-to-year reduction in segment costs and operating expenses. Cost and operating cost savings were due to increased staff utilization, fiscal year 1997 restructuring efforts, and savings in equipment and property leases.

The Analytical Services segment had a loss from operations of $79,700 or 1.6% of net revenue for the fiscal period ended August 31, 1998 compared to a loss from operations of $1,159,600, or 32.4% of net revenue, the prior fiscal year. The improvement in earnings is mainly attributable to the $1,423,200 increase in net revenue in fiscal year 1998, offset by a slight increase to the segment's costs and operating expenses. Because the Analytical Services segment has a high percentage of overall fixed indirect expenses (approximately 40% of indirect operating costs), changes in net revenue significantly impact its contribution to operating income.

1997 Results

Net sales for Management Consulting Services fell to $37,442,900 for the fiscal period ended August 31, 1997, compared to $48,495,100 for the period ended August 31, 1996. This decrease was attributable to lower contract volume with the federal government and realized losses related to certain landfill projects amounting to approximately $1,400,000 in costs in excess of contract volume. Additionally, price competition remained intense within this segment, further suppressing sales. Net sales for Analytical Services also fell to $3,577,300 in fiscal 1997, compared to $5,569,400 in fiscal 1996. The decrease in sales was mainly attributable to the $1,086,400 decrease in intercompany sales provided by the clients of Management Consulting Services.

Management Consulting Services had a loss from operations of $6,862,500, or 19% of net revenue, in fiscal 1997, compared to a $38,300 income from operations in fiscal 1996. The decrease in income from operations was due to lower sales in fiscal 1997 and $3,000,100 in restructuring charges taken in fiscal 1997.

Analytical Services had a loss from operations of $1,159,600, or 32.4% of net sales, in fiscal 1997, compared to a loss from operations of $481,900, or 8.7%, in fiscal 1996. The increased loss from operations was due to lower sales.

Inflation

Because of its ability to generally pass through increased costs to its clients, as well as the generally low levels of inflation, the Company believes that inflation has not had a material impact on its operations.

Liquidity and Capital Resources

Cash and cash equivalents (cash) decreased by $550,700 in 1998, compared to an increase of $1,024,700 in 1997 and a decrease of $2,505,300 in 1996. The decrease in 1998 principally resulted from the payout of cash related to the fiscal 1997 restructuring expenses and reduced borrowings from the Company's revolving line of credit, aided by the collection of income tax refunds.

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improvements) of approximately $546,500, $699,000, and $1,008,500 in 1998, 1997, and 1996, respectively, have been funded primarily from cash flows.

Near the end of fiscal 1997, the Company entered into a new bank credit arrangement with a regional bank consisting of: (i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 term loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings from the revolving line of credit are limited to certain percentages of accounts receivable and costs and estimated earnings in excess of billings (up to a maximum of $4,000,000). The interest on all borrowings was LIBOR +250, through March 1998. However, the interest was reduced to LIBOR +200 in May 1998 due to the Company achieving certain financial ratios, which the Company expects to be reduced to LIBOR +150 in the first quarter of fiscal 1999.

At August 31, 1998, the Company had outstanding long-term debt, including the current portion, of $1,718,600, which represented a decrease of $1,261,400 from the August 31, 1997 balance of $2,980,000. The Company had no short-term borrowings under its line of credit at August 31, 1998 and 1997.

The Company's existing funds, cash from operations, and the available portion of its $8,500,000 bank line of credit and $1,500,000 equipment line are expected to be sufficient to meet the Company's present cash needs. The Company also currently believes it has the ability to raise capital through placement of debt and may pursue such options if the need arises to expand facilities, make acquisitions or acquire equipment in conjunction with a review of the most cost-effective means for the Company and its stockholders.

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

             -------------------------------------------------------

Year 2000 Readiness Disclosures

EA Engineering, Science, and Technology, Inc. ("EA" or the "Company") recognizes the seriousness of the challenge businesses worldwide face as a result of the Year 2000 problem. EA formally began to address its own Year 2000 status in early 1998. The Company believes the measures it has already taken, together with those planned for 1999, will minimize any impact the Year 2000 problem may have on EA's ability to deliver services to its clients, financial performance or results of operations.

Definitions

During fiscal 1998, EA developed a three-phase program for Year 2000 compliance. Phase I identified those systems, hardware and software that posed a compliance risk for EA. Phase II assessed the business and financial impact of these at-risk systems; established priorities to address these risk areas; and prescribed remediation schedules and details. Phase III is the final testing of the major systems to ensure compliance.

Assessment

EA's information technology infrastructure can be broadly categorized into the following major systems: networking and communication systems, desktop computing, major application systems, EA Laboratory, non-information technology (non-IT) and other miscellaneous systems.

The Company's Phase I assessment identified several critical elements of EA's networking and communications infrastructure that are potentially vulnerable to Year 2000 issues. These elements include various types of computer servers and network routers. Additionally, various software components require new revision to ensure compliance. Numerous databases and database access programs are currently believed to be non-compliant.

EA's desktop computing environment is comprised predominantly of Compaq desktop computer systems, IBM notebooks, the Microsoft Windows 95 operating system and numerous versions and variations of commercially available software. The majority of the desktop computer systems, notebooks and operating system software with applicable Y2K patches, is currently believed to be Year 2000 compliant. EA leases all of its computer hardware and consequently replaces all equipment on a three-year schedule. This rotation minimizes any Year 2000 problems in this area. Desktop application software varies greatly in its ability to accurately process Year 2000 information.

It is currently believed that the Company's major applications, including its financial management, human resources, and laboratory (LIMS) systems are not Year 2000 compliant. However, a full assessment was not completed on these systems because they are scheduled for replacement in the upcoming fiscal period. These systems are being replaced to improve their performance and functionality. Replacement of these systems was not accelerated due to the Year 2000 issue.

EA's laboratory is comprised of many different models of Hewlett-Packard laboratory equipment. The hardware is currently believed to be compliant. The system level software used on this equipment is still under review.

The non-IT and miscellaneous category includes items such as phone switches, voice mail systems, environmental controls systems, and the like. The phone switches are believed to be Year 2000 compliant. The voice mail system and other remaining systems are currently under review.

Remediation / Replacement

Networking and Communications Systems - In early calendar 1998, EA restructured its network topology. The Company currently believes that this redefinition will significantly upgrade EA's overall communications capabilities, improve reliability and performance, and believes it will be Year 2000 compliant. This upgrade will be accomplished through the replacement of all critical system components that have potential Year 2000 problems. Two of four critical field systems have already been replaced. The remaining two will be completed by the spring of 1999. The upgrading of the EA corporate headquarters' systems is underway and will be completed during the first quarter of calendar 1999. EA selected MCI Worldcom as its communications services provider. MCI Worldcom has advised EA that it is fully Year 2000 compliant.

Coincident with the hardware upgrades, EA is upgrading its database capabilities to be Year 2000 compliant. The database capabilities are presently expected to be in place during the first quarter of calendar 1999. EA has retained a consultant to convert all applicable databases to compliant software. These database conversions will continue through the first three quarters of calendar 1999.

Desktop Computing - To address EA's desktop software computing environment, EA standardized on the Microsoft Office Suite of application products in the second quarter of fiscal 1998. The MS Office product is not fully compliant. Any remaining non-compliant applications are being addressed on a project-by-project basis. We anticipate this process to be completed in the third quarter of calendar 1999.

Major Applications - EA plans to replace its financial management, human resources and laboratory systems in 1998/99. The Company has selected financial and laboratory packages that are fully Year 2000 compliant. The process to replace these systems will begin in December of 1998. We anticipate these systems to be fully operational by the end of the third calendar quarter of 1999. The Company is completing its review of fully compliant human resources systems. Once selected, the implementation will begin in January 1999 and is expected to be completed in April 1999.

EA Laboratories - As part of the EA Laboratories' maintenance agreement with Hewlett-Packard (HP), the manufacturer will be completing an independent review of the labs' hardware and software systems during November 1998. This review will be at no cost to EA Laboratories. We have already determined the laboratory hardware is compliant. HP's review will confirm this assessment and provide additional insight into the status of the software required to operate this equipment. Any deficiencies with this software will be addressed early in 1999.

Non-IT and Miscellaneous Systems - Phone switches in the branch offices are currently under review. The manufacturer of our voice mail systems is currently providing input regarding the status of the systems. Should Year 2000 upgrades be required for these systems, they will be performed during the first half of 1999. We will begin a formal review of our environmental control and facility systems early in 1999. Issues with these systems will be addressed as they are identified.

Testing

EA has tested and will continue to test, the Year 2000 worthiness of each upgraded system, as it is installed. In each case, e.g., desktop systems, networks, major systems, etc., this compliance testing is comprised of three independent assessments: first, review of the product manufacturer's Year 2000 compliance testing certifications and results--no product is selected unless it has been identified by the manufacturer to have passed a comprehensive battery of Year 2000 tests; second, testing of these products prior to installation; third, outside consultants or subcontractors will conduct independent assessments of all of these products.

Risks and Contingency Plans

Based on the progress the Company has made toward Year 2000 compliance during 1998, together with its plans for 1999, the Company does not foresee significant risks associated with these efforts at this time. Since EA has adopted a plan to address these issues in a timely manner, it has not developed a comprehensive contingency plan should these issues fail to be completed successfully or in their entirety. However, as we monitor our progress during 1999, if the Company identifies significant risks or is unable to meet its anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Third-Party Vendors, Utilities and Customers

The fact that EA provides environmental consulting services, which are primarily labor-based, substantially minimizes the risks associated with potential Year 2000 problems with its internal systems and suppliers. The Company maintains a broad base of vendors and suppliers and believes there is little risk to its ongoing operations from Year 2000 problems encountered by its outside vendors.

EA will be contacting each of its major vendors and utilities early in calendar 1999 to inquire into each system's Year 2000 compliance. The Company cannot fully assess the degree to which its customers, particularly the U.S. Government, will successfully complete a Year 2000 upgrade on a timely basis. Because a significant portion of the Company's business is from contracts with various federal government agencies, a failure by the U.S. Government to achieve Year 2000 compliance could have a significant adverse effect on the Company's future business, financial operations and results of operations.

Reasonably Likely "Worst-Case" Scenarios

EA has gone to significant lengths to provide redundancy in each major system. For example, four independent communication paths have been defined between EA's branch offices and its headquarters location. Any of these paths will provide data access to the systems required to continue normal business operations. A failure in any single major system will not result in the cessation of normal work processes. When fully implemented during the final quarter of 1999, the failure of any single system will pose only a minimal risk.

The greatest "reasonably likely, worst-case scenario" to EA will be from the outside, primarily customers and subcontractors. If our customers or subcontractors fail to prepare adequately for Year 2000, there could be numerous and significant effects on EA. For example, subcontractors may not be able to obtain or deliver needed data; EA employees might be unable to perform work, resulting in a loss of revenue; payments may fail to arrive on time. Any or all of these contingencies could, under certain circumstances, result in a substantial and material impact on EA's financial performance.

Costs to Address Year 2000 Issues

In summary, the Company does not believe that Y2K costs will have a material impact to its operating income. Because the Company leases all of its hardware, remediation of these items will be completed by replacing them, with the associated lease expense included in the Company's normal operating costs. The cost of remediation of database software, miscellaneous desktop software upgrades, and non-IT systems is expected to be less than $30,000. However, it is possible that non-compliant Hewlett-Packard software in EA Laboratories may have a material impact, although the exact amount is not known at this time. The replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget.

Forward-Looking Statements

The foregoing contains "forward-looking information" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by an asterisk (*) or by such forward-looking terminology as "may," "will," "believe," "anticipate," "expect," or similar words or variations thereof. Such forward-looking statements involve significant risks and uncertainties, including, among other things, risks associated with
(1) substantial reliance on government contracts, public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation of contracts at the option of the government, (2) timing and award of contracts, (3) timing and performance of contracts, and (4) successful bidding of government and non-government contracts in a very competitive environment. IN EACH CASE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed throughout this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

                                                 -------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data


                                                                            Page

Report of Independent Public Accountants                                      21

Consolidated Financial Statements:

     Consolidated Balance Sheets as of August 31, 1998 and 1997               22

     Consolidated Statements of Operations for the years ended
        August 31, 1998, 1997, and 1996                                       24

     Consolidated Statements of Changes in Stockholders' Equity for
        the years ended August 31, 1998, 1997, and 1996                       25

     Consolidated Statements of Cash Flows for the years ended
        August 31, 1998, 1997, and 1996                                       26

     Notes to Consolidated Financial Statements for the years ended
        August 31, 1998, 1997, and 1996                                       27

                                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

We have audited the accompanying consolidated balance sheets of EA Engineering, Science, and Technology, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP


 Baltimore, Maryland
 October 30, 1998

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            August 31,

                                                    ---------------------------
                                                        1998            1997
-------------------------------------------------------------------------------

Current Assets:

   Cash and cash equivalents                        $ 1,782,600     $ 2,333,300

   Accounts receivable, net                           8,441,900       9,498,800

   Costs and estimated earnings in excess
       of billings on uncompleted contracts           6,394,900       5,653,800


   Refundable income taxes                              407,600       1,883,900


   Prepaid expenses and other                         1,090,600       1,865,500
-------------------------------------------------------------------------------

      Total Current Assets                           18,117,600      21,235,300
-------------------------------------------------------------------------------

Property and Equipment, at cost:

   Furniture, fixtures, and equipment                13,106,900      12,599,200

   Leasehold improvements                             3,675,600       3,664,800
-------------------------------------------------------------------------------

   Total property and equipment, at cost             16,782,500      16,264,000

   Less-Accumulated depreciation and amortization   (15,001,400)    (13,867,200)
-------------------------------------------------------------------------------

      Net Property and Equipment                      1,781,100       2,396,800
-------------------------------------------------------------------------------

Other Assets                                          3,576,200       3,009,800
-------------------------------------------------------------------------------

      Total Assets                                  $23,474,900     $26,641,900
===============================================================================

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           August 31,
                                                -------------------------------
                                                        1998           1997
-------------------------------------------------------------------------------
Current Liabilities:
   Accounts payable                                 $ 4,494,300     $ 4,306,900
   Accrued expenses                                     735,100       2,694,600
   Accrued salaries, wages and benefits               2,270,800       2,891,200
   Current portion of long-term debt                    438,800         648,300

   Billings in excess of costs and estimated
      earnings on uncompleted contracts                 246,700         512,200
-------------------------------------------------------------------------------
      Total Current Liabilities                       8,185,700      11,053,200
-------------------------------------------------------------------------------
Long-Term Debt, net of current portion                1,279,800       2,331,700
-------------------------------------------------------------------------------
      Total Liabilities                               9,465,500      13,384,900
-------------------------------------------------------------------------------
Commitments
-------------------------------------------------------------------------------
Stockholders' Equity:
   Common stock, $.01 par value; voting;
      10,000,000 shares authorized; 6,285,000
      and 6,227,300 shares issued and outstanding        62,900          62,300
   Preferred stock, $.01 par value;
      8,000,000 shares authorized; none issued             --              --
   Capital in excess of par value                    11,049,300      10,902,300
   Retained earnings                                  2,897,200       2,292,400
-------------------------------------------------------------------------------
      Total Stockholders' Equity                     14,009,400      13,257,000
-------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity    $23,474,900     $26,641,900
===============================================================================

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended August 31,
                                                 -----------------------------------------
                                                    1998           1997           1996
------------------------------------------------------------------------------------------
Total revenue                                   $ 59,987,200   $ 73,890,900   $ 88,307,800

Less - Subcontractor costs                      (11,406,600)   (21,435,800)   (23,954,100)
Less - Other direct project costs                (6,883,700)   (11,434,900)   (10,289,200)

      Net revenue                                 41,696,900     41,020,200     54,064,500
------------------------------------------------------------------------------------------
Operating costs and expenses:
   Direct salaries and other operating            31,473,800     37,560,300     46,535,500
   Sales, general and administrative               9,374,400      8,481,900      7,972,600
   Gain on "key employee" life insurance           (261,100)             --             --
   Restructuring charges                                  --      3,000,100             --
------------------------------------------------------------------------------------------
      Total operating expenses                    40,587,100     49,042,300     54,508,100
------------------------------------------------------------------------------------------
Income (loss) from operations                      1,109,800     (8,022,100)      (443,600)
------------------------------------------------------------------------------------------
Interest expense                                    (244,600)      (446,400)      (464,900)
Interest income                                       98,800         91,600        107,400
------------------------------------------------------------------------------------------
Income (loss) before income taxes                    964,000     (8,376,900)      (801,100)
------------------------------------------------------------------------------------------
Provision for (benefit from) income taxes            359,200     (2,969,300)      (221,000)
------------------------------------------------------------------------------------------

Net income (loss)                               $    604,800    $(5,407,600)     $(580,100)
==========================================================================================

Basic earnings (loss) per share                        $0.10         $(0.87)        $(0.09)

Diluted earnings (loss) per share                      $0.10         $(0.87)        $(0.09)
==========================================================================================

Weighted average shares outstanding                6,255,500      6,205,700      6,138,100

Effect of dilutive stock options                      91,100             --             --

Diluted weighted average shares outstanding        6,346,600      6,205,700      6,138,100
==========================================================================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996



                                                                        Capital in
                                                       Common           Excess of           Retained
                                                       Stock            Par Value           Earnings         Total
-----------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1995                                  $60,900           $10,538,700       $8,280,100    $18,879,700

Issuance of stock                                             900               233,000               --        233,900

Tax benefit from stock options exercised                       --                24,600               --         24,600

Net loss                                                       --                    --         (580,100)      (580,100)
-----------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1996                                   61,800            10,796,300        7,700,000     18,558,100

Issuance of stock                                             500               106,000               --        106,500

Net loss                                                       --                    --       (5,407,600)    (5,407,600)
-----------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1997                                   62,300            10,902,300        2,292,400     13,257,000

Issuance of stock                                             600               147,000               --        147,600

Net income                                                     --                    --          604,800        604,800
-----------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1998                                  $62,900           $11,049,300       $2,897,200    $14,009,400
-----------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended August 31,
                                                             ------------------------------------------------------------------
                                                                     1998                  1997                   1996
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From (Used For) Operating Activities:
   Net income (loss)                                                 $   604,800           $(5,407,600)          $  (580,100)
   Noncash expenses included in net income (loss) -
      Depreciation and amortization                                    1,162,200             1,427,100             1,683,900
      Current benefit from income taxes                                       --            (2,969,300)             (221,000)
   Changes in operating assets and liabilities -
      Decrease in accounts receivable, net                             1,056,900             3,193,900             2,165,400
      (Increase) decrease in costs and estimated earnings
         in excess of billings on uncompleted contracts                 (741,100)            6,828,400            (1,747,200)
      Increase in prepaid expenses and other assets                     (183,500)             (314,000)             (110,800)
      Decrease in accounts payable and accrued expenses               (2,392,500)             (370,900)           (1,149,400)
      Refunds of income taxes (net of payments)                        1,868,300               244,200              (430,800)
      Decrease (increase) in billings in excess of costs and
         estimated earnings on uncompleted contracts                    (265,500)             (685,500)              148,400
-------------------------------------------------------------------------------------------------------------------------------

      Net cash flows from (used for) operating activities              1,109,600             1,946,300              (241,600)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows Used For Investing Activities:
   Purchase of equipment, net                                           (546,500)              (699,000)           (1,008,500)
-------------------------------------------------------------------------------------------------------------------------------

      Net cash flows used for investing activities                      (546,500)              (699,000)           (1,008,500)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From (Used For) Financing Activities:
   Net borrowings from revolving line of credit                         (635,400)                481,200            3,000,000
   Proceeds from issuance of common stock                                147,600                 106,500              233,900
   Reduction of long-term debt and short-term borrowings                (626,000)               (810,300)          (4,489,100)
-------------------------------------------------------------------------------------------------------------------------------

      Net cash flows from (used for) financing activities             (1,113,800)               (222,600)          (1,255,200)
-------------------------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                    (550,700)              1,024,700           (2,505,300)

Cash and cash equivalents, beginning of period                         2,333,300               1,308,600            3,813,900
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $ 1,782,600              $2,333,300           $1,308,600
===============================================================================================================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation--

The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA); its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc.; and EA Financial, Inc.'s wholly-owned subsidiaries, EA Global, Inc. and EA de Mexico, S.A. de C.V. The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Segment Information--

The Company is organized around two operating segments. The primary segment is Management Consulting Services, provided through a network of offices throughout the United States, Mexico and Guam; and Analytical Services provided through its laboratory facility located in Maryland.

Revenue Recognition--

The Company is an international consulting firm specializing in the fields of energy, the environment, health and safety, and analytical services. These services are generally performed under time-and-material, fixed-price, and cost-plus-fixed-fee contracts. Task orders from these contracts vary in length from one month to two years.

The Company's Management Consulting Services segment accounts for contract revenues and costs under fixed-price contracts using the percentage-of-completion method. The percentage of completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time-and-material and cost-plus-fixed-fee contracts are recognized currently as the work is performed. The majority of the Analytical Services segment contracts are on a fixed-unit priced basis. Revenue for fixed-unit priced contracts is recognized currently as sample units are processed. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

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

Major Clients--

Various agencies of the federal government accounted for approximately 50%, 46%, and 45% of the Company's (primarily Management Consulting Services) net revenue for the years ended August 31, 1998, 1997, and 1996, respectively. Additionally, various agencies of the federal government accounted for approximately 45% and 40% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 1998 and 1997, respectively. One industrial client accounted for approximately 54% of the Analytical Services segment's gross sales and over 70% of its external client billings. In addition to this one client, major external clients for Analytical Services in fiscal 1997 and 1996 included the federal government and two other industrial clients.

Cash and Cash Equivalents--

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates market value.

Property and Equipment--

Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense for the fiscal years ended August 31, 1998, 1997 and 1996 was $1,162,200, $1,427,100 and $1,683,900, respectively.

Reclassifications--

For historical comparisons, net revenue in past periods has been adjusted to include other direct project costs in addition to subcontract costs. In previous years, only subcontract costs were deducted from total revenue to arrive at net revenue. Additionally, operating costs in past years have been adjusted to include sales and marketing costs in the category of sales, general and administrative costs. In previous periods, these costs were included in direct salaries and other operating costs.

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

Supplemental Disclosures of Cash Flow Information--

Cash paid during the years ended August 31, 1998, 1997, and 1996 for interest, was $233,700, $467,200, and $474,200, respectively. Retirements of property and equipment for the same periods were $28,000, $897,200, and $2,602,400, respectively.

Accounting for Income Taxes--

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Accounting Pronouncements--

In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has implemented SFAS 128.

In February 1997, the FASB issued Statement No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," which eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15 as provided by FASB Statement No. 21. SFAS 129 is effective for periods ending after December 15, 1997.
Management has implemented SFAS 129.

In June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income,"which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact SFAS 130 will have on the Company's financial reporting for fiscal year ending August 31, 1999.

In July 1997, the FASB issued Statement No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has elected to implement SFAS 131 for the fiscal period ended August 31, 1998.

In February 1998, the FASB issued Statement No. 132 (SFAS 132), "Employers Disclosure about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 132 will have an impact on the Company's financial reporting for the fiscal year ending August 31, 1999.

In June 1998, the FASB issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not hold derivatives and, as such, SFAS 133 will not have an impact.

Note 2.  SEGMENT FINANCIAL INFORMATION:

The following table provides selected financial information as reviewed by the Company's management in making decisions about allocating resources to each segment and assessing its performance.


                                                                          Year ended August 31,
                                       ------------------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
                                              Management Consulting Services                       Analytical Services
                                             1998          1997          1996                1998          1997        1996
                                       --------------------------------------------     -----------------------------------------
Gross revenue                                $56,484       $72,559       $86,390             $ 3,503      $ 1,332      $ 1,918
Intercompany sales                            (2,870)       (4,370)       (5,457)              2,870        4,370        5,457
                                       ------------------------------------------------------------------------------------------
Total gross revenue                            53,614       68,189        80,933               6,373        5,702        7,375
Net revenue                                    36,696       37,443        48,495               5,000        3,577        5,569
                                       ------------------------------------------------------------------------------------------
Operating and administrative expenses          35,506       44,305        48,457               5,080        4,737        6,051
                                       ------------------------------------------------------------------------------------------
Income (loss) from operations                   1,190       (6,862)           38                 (80)      (1,160)        (482)
Net interest                                    (122)         (287)         (209)                (24)         (67)        (148)
Income taxes                                    (401)        2,534            47                  42          435          174
                                       ------------------------------------------------------------------------------------------
Net income (loss)                            $    667      $(4,615)      $  (124)            $   (62)      $ (792)      $ (456)
                                       ==========================================================================================
Diluted earnings (loss) per share             $  0.11     $  (0.74)      $ (0.02)             $(0.01)      $(0.13)      $(0.07)

Net property/equipment                         $1,133      $ 1,534        $2,000              $  648       $  863       $1,125


Furthermore, the Company's management team reviews its Management Consulting Services by each geographical office location. The following represents net revenue, by office, for the fiscal year ended August 31, 1998.

    Management Consulting Services (in 000s)
--------------------------------------------------

Boston, MA                               $ 1,195
Newburgh, NY                               2,420
Berkeley Heights, NJ                       2,220
Baltimore, MD                             14,631
Washington, DC                               865
Dallas, TX                                 2,201
Chicago, IL                                  630
Lincoln, NB                                1,700
San Francisco, CA                          3,426
Sacramento, CA                             1,435
Seattle, WA                                2,109
Anchorage, AK                                917
Guam                                       2,030
Mexico                                       218
Hawaii                                       175
Others                                       524
--------------------------------------------------
    Total net revenue                    $36,696
==================================================

Prior to fiscal 1998, the Company did not keep revenue data by geographical region. To gather this information would be impractical; therefore, it is not included. Additionally, in the past the Company has not identified assets by segments; therefore, any asset information provided by segment has been estimated.


Note 3.  INCOME TAXES:

The provision for (benefit from) income taxes includes current and deferred tax amounts summarized as follows:

                                                          Year Ended August 31,
--------------------------------------------------------------------------------------------
                                                 1998            1997               1996
--------------------------------------------------------------------------------------------
Current tax expense (benefit):
   Federal                                    $ (43,500)      $(1,659,500)      $ (18,400)
   State                                              --                --         (4,300)
--------------------------------------------------------------------------------------------
                                                (43,500)       (1,659,500)        (22,700)
--------------------------------------------------------------------------------------------
Deferred tax expense (benefit):
   Federal                                       337,400       (1,309,800)       (160,600)
   State                                          65,300                --        (37,700)
--------------------------------------------------------------------------------------------
                                                 402,700       (1,309,800)       (198,300)
--------------------------------------------------------------------------------------------
Provision for (benefit from) income taxes       $359,200      $(2,969,300)      $(221,000)
============================================================================================


Total deferred tax assets and liabilities as of August 31, 1998 and 1997 and the sources of the differences between the tax and financial reporting basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

                                          Year Ended August 31,
-------------------------------------------------------------------
                                       1998                 1997
-------------------------------------------------------------------
Deferred tax assets:
    Property and equipment           $1,031,300       $   929,600
    Accrued expenses and reserves       493,900         1,878,900
    Net operating loss                1,254,900           398,200
-------------------------------------------------------------------
                                      2,780,100         3,206,700
===================================================================
Deferred tax liabilities:
    Prepaid expenses                      9,300            99,300
    Miscellaneous                       269,600           203,500
-------------------------------------------------------------------
                                    $   278,900       $   302,800
===================================================================

The net deferred tax assets of $2,501,200 and $2,903,900 as of August 31, 1998 and 1997 are included to the extent appropriate in Prepaid expenses and other and Other Assets in the accompanying consolidated balance sheets.

Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:

                                                         Year Ended August 31,
-------------------------------------------------------------------------------
                                                        1998    1997     1996
-------------------------------------------------------------------------------

Statutory federal income tax rate                       34.0%   34.0%    34.0%

State income tax, net of federal income tax effect       5.3     5.3      5.3

Non-recognition of future benefit from foreign loss      1.9    (0.4)    (4.8)

Other                                                   (3.9)   (3.5)    (6.9)
------------------------------------------------------------------------------

Effective income tax rate                               37.3%   35.4%    27.6%
==============================================================================

Note 4.  ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:


                                            Year Ended August 31,
----------------------------------------------------------------------
                                           1998                 1997
----------------------------------------------------------------------
Contract accounts receivable            $ 7,383,500        $ 8,802,400
Retainage by clients                      1,315,600          1,228,400
----------------------------------------------------------------------
Total accounts receivable                 8,699,100         10,030,800
Less-Allowance for doubtful accounts       (257,200)          (532,000)
----------------------------------------------------------------------
Accounts receivable, net                $ 8,441,900        $ 9,498,800
======================================================================

Management anticipates that substantially all retainages will be billed within one year.

Note 5.  CONSTRUCTION LOSS:

In fiscal 1997, the Company recognized estimated losses related to certain landfill projects. These losses are included in accrued expenses in the consolidated balance sheets. As of August 31, 1998 and 1997, the related balances were $90,100 and $1,337,900, respectively. For the period ended August 31, 1998, a total of $829,500 of the previously recognized losses was reversed into income as change orders and various settlements were realized.

Note 6.  BANK FINANCING ARRANGEMENTS:

The Company entered into a new credit arrangement with a regional bank during fiscal year 1997 consisting of: (i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 term loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings under the revolving line of credit are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a maximum of $4,000,000). The agreement was effective August 22, 1997. During fiscal years 1998, 1997, and 1996, the Company was either in compliance or had obtained waivers on all covenants related to these and prior related arrangements.

Short-term borrowings information resulting from the financing arrangements is as follows:

                                                              Year Ended August 31,
                                                     ------------------------------------
                                                       1998         1997          1996
-----------------------------------------------------------------------------------------

Balance as of end of period                          $   --     $      --      $     --
Maximum outstanding month-end balance during
   the period                                            --      3,615,300      5,490,900

Average outstanding month-end balance during
   the period                                            --        564,000        598,800

Weighted average interest rate during the period         --           11.5%           8.4%
Interest rate at the end of period                       --           11.5%           8.3%
==========================================================================================

The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding. The Company had no short-term borrowing during fiscal 1998. For the year ended August 31, 1997, the Company only maintained short-term borrowing balances during the months of April through August. Prior to April and at the end of August 1997, all borrowings were considered long term. For the year ended August 31, 1996, short-term balances were for nine months through May 31, 1996.

Long-term debt consists of the following:

                                                                         August 31,
--------------------------------------------------------------------------------------------
                                                                  1998               1997
--------------------------------------------------------------------------------------------

Revolving credit facility  payable to commercial bank effective
   August 22, 1997, interest charged at LIBOR plus 200;
   facility expires September 2000                              $1,192,400        $1,827,700
Note payable to a commercial bank payable in equal monthly
   installments of $29,600, which includes interest at 9.1%,
   through December 1999 secured by certain computer
   equipment                                                       418,300           720,500
Note payable to a commercial bank payable in equal monthly
   installments of $43,651 through December 1997.  There-
   after, $21,429, plus interest charged at LIBOR plus 200
   through January 1999; secured by leasehold improvements
   and certain analytical laboratory equipment                     107,900           431,800
----------------------------------------------------------------------------------------------
Total long-term debt                                             1,718,600         2,980,000
Less-current portion                                             (438,800)         (648,300)
----------------------------------------------------------------------------------------------
Long-term portion                                               $1,279,800        $2,331,700
==============================================================================================

The debt repayment schedule for the outstanding notes payable is as follows:

Year Ending
 August 31,
----------------------------------------------------------------

1999............................................   $     438,800
2000............................................          87,500
2001 and thereafter.............................       1,192,300
----------------------------------------------------------------

Total notes payable.............................      $1,718,600
================================================================

The fair value of the Company's outstanding indebtedness approximated its carrying value at August 31, 1998.

Note 7.  LEASE COMMITMENTS:

The Company's central office, laboratory facilities, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2007, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Lease expense amounted to $6,061,000, $8,030,200, and $8,912,300, for the years ended August 31, 1998, 1997, and 1996, respectively. Lease expense included payments of approximately $1,900,400, $2,016,500, and $2,054,900, for years ended August 31, 1998, 1997, and 1996, respectively, to partnerships whose partners include the Chairman of the Board of EA and certain members of his family for its central office, and Loveton, Maryland, regional office and laboratory facility. These payments include reimbursements of approximately $873,000 per year for pass-through taxes and operating expenses incurred by the lessor which include local property taxes, janitorial and mechanical equipment maintenance, and utility costs related to the operation of both office and laboratory leased space. Management of the Company believes the terms and conditions of the transactions between the Company and entities with which the Chairman is affiliated, are at least as favorable to the Company as could have been obtained from third parties and are in the best interest of the Company.

The minimum lease commitments under noncancellable operating leases are as follows:

Year Ending
 August 31,
---------------------------------------------
1999.......................      $ 3,549,900
2000.......................        2,774,900
2001 ......................        2,400,000
2002.......................        2,139,800
2003.......................        2,023,800
2004 and thereafter........        6,470,700
=============================================
Total minimum payments.....      $19,359,100
=============================================

Note 8.  NET INCOME (LOSS) PER SHARE:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method. All disclosures with regard to the shares of common stock have been adjusted retroactively to reflect two 3-for-2 stock splits, effected in the form of 50% stock dividends wherein, on February 23, 1994 and July 5, 1994, one additional share of stock was issued for each two shares outstanding as of the record dates of February 8, 1994 and June 28, 1994, respectively.


Note 9.  PROFIT SHARING:

EA maintains a defined contribution plan in which all employees who are at least 21 years of age and have completed six months of credited service, as defined by the plan, are eligible to participate. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the years ended August 31, 1998, 1997, and 1996, matching contributions to the plan made under the 401(k) provisions of the plan, were $472,100, $534,900, and $729,200, respectively. Certain officers and stockholders of the Company serve as trustees to the plan under appointment of the Board of Directors.


Note 10.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan (the "Plan"), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 799,800 options are issued and outstanding as of August 31, 1998, having an average exercise price of $2.43. The exercise prices of the outstanding options ranged between $1.39 and $11.75, which equaled the fair market value at the dates of grant. Of the outstanding options, 400,000 are held by the President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the dates of grant.

The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 120,600 shares remain authorized for distribution under the Purchase Plan as of August 31, 1998.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its non-employee directors. The exercise price of the 17,000 options, which were outstanding as of August 31, 1998, ranged between $2.03 and $6.13, which equaled the fair market value at the dates of grant. A total of 33,500 options remain reserved for the Director Stock Option Plans as of August 31, 1998.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) and earnings (loss) per share would have changed the following pro forma amounts:

                                            1998        1997          1996
-------------------------------------------------------------------------------

Net income (loss)          As Reported    $604,800  $(5,407,600)   $(580,100)
                           Pro Forma       513,200   (5,470,200)    (580,100)

Earnings (loss) per share  As Reported       $0.10       $(0.87)      $(0.09)
                           Pro Forma          0.08        (0.88)       (0.09)

Diluted earnings (loss)    As Reported       $0.10       $(0.87)      $(0.09)
     per share             Pro Forma          0.08        (0.88)       (0.09)


A summary of the status of activity in fiscal years 1998, 1997 and 1996 under the Company's Employee Stock Option Plan and Non-Employee Director Stock Option Plans (1993 and 1995) follows:

                                                     1998                          1997                         1996
                                         ------------------------------------------------------------------------------------------

                                             Shares       Wgtd.Avg.      Shares       Wgtd.Avg.         Shares       Wgtd.Avg.
                                             (000)        Exer.Price     (000)        Exer.Price        (000)       Exer.Price
                                         ------------------------------------------------------------------------------------------

Outstanding at beginning of year                  616            $2.37       180               $4.13         341            $4.30
Granted                                           273             2.65       506                2.10          11             4.61
Exercised                                        (27)             2.45        --                  --        (28)             1.41
Forfeited                                        (45)             2.72      (70)                4.96       (144)             5.08
Expired                                            --               --        --                  --          --               --
                                         ------------------------------------------------------------------------------------------
Outstanding at end of year                        817             2.44       616                2.37         180             4.13
                                         ------------------------------------------------------------------------------------------
Exercisable at year end                           269            $2.59       164               $2.99         136            $3.40
Weighted Average Fair Value of
Options Granted                                                  $1.35                         $0.96                        $1.79

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: Risk-free interest rates ranging from 5.19% to 6.68%; expected volatility is 63% in 1998 and 62% in 1997 and 1996.

Note 11.  COMPANY RESTRUCTURING:

On March 25, 1997 the Company implemented a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the fiscal 1997 third quarter related to severance, planned reduction in office space, suspended implementation of a new project/financial system, and other related costs.

This restructuring included a staff reduction of approximately 125 employees.

As of August  31,  1998 and 1997,  the  Company  had  accruals  of  $76,600  and
$880,100, respectively, included as other current liabilities in the accompanying consolidated balance sheet for costs to be incurred in future periods in connection with the restructuring.

Note 12.  "KEY EMPLOYEE" LIFE INSURANCE

In April 1998, adjustments were made to the actual cash value of two "key employee" life insurance policies for the Chairman of the Board, of which the Company is the named beneficiary. Prior to April 1998, the policies had a cash surrender value of $515,500, which was included in Other Assets on the Company's balance sheet. In fiscal 1994, the asset value of the policies was originally adjusted downward due to bankruptcy proceedings involving the original insurance company. In April 1998, Phoenix Home Life Mutual Insurance Co., the successor underwriter of the policies, confirmed that the cash surrender value of the policies was $776,600. As a result, Other Assets was increased by $261,100, and a one-time gain was recognized during the period.

Note 13.  RELATED PARTY TRANSACTIONS

At the request of its former primary lender and in order to maintain its favorable relationship with that lender, the Company in December 1996 purchased from this lender the secured loans of three former EA officers. These interest-free demand loans, in the aggregate amount of $301,000, are secured by pledges of the Company's common stock. The differential between the current fair market value of the pledged stock and the amount of the loans is fully reserved within the Company's balance sheet.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant

Information on the Company's Directors is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on January 14, 1999, and such information is incorporated herein by reference.

(b)  Executive Officers of the Registrant

Information on the Company's Executive Officers is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on January 14, 1999, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 14, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained in the Company's Proxy Statement for its Annual Meeting of
Stockholders to be held on January 14, 1999, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held January 14, 1999, and such information is incorporated herein by reference.

                                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

A.  Financial Statements and Schedule II                                    Page

1. The following financial statements are included in Item 8 of Part II of this report:

      Report of Independent Public Accountants                                21

      Consolidated Financial Statements:
         Consolidated Balance Sheets as of August 31, 1998 and 1997           22
         Consolidated Statements of Operations for the years ended
            August 31, 1998, 1997, and 1996                                   24
         Consolidated Statements of Changes in Stockholders' Equity
            for the years ended August 31, 1998, 1997, and 1996               25
         Consolidated Statements of Cash Flows for the years ended
            August 31, 1998, 1997, and 1996                                   26
         Notes to Consolidated Financial Statements for the years ended
            August 31, 1998, 1997, and 1996                                   27

2. The following financial statement schedule for the years ended August 31, 1998, 1997, and 1996 is submitted herewith:

         Report of Independent Public Accountants on Schedule                 41
         Schedule II - Valuation and Qualifying Accounts and Reserves         42

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

   10.3  The Company's Employee Stock Purchase Plan.(3)

   10.4  1993 Non-Employee Director Stock Option Plan.(4)

   10.5  The 1993 Stock Incentive Plan.(4)

   10.6  The Amended and Restated Stock Option Plan.(5)

   10.7  1995 Non-Employee Director Stock Option Plan.(6)

   10.8 Employment Agreement dated March 17, 1997, between the Company and Donald A. Deieso.(7)

   10.9 Lease, dated August 6, 1997, between ARE Sparks Limited Partnership, as landlord, and the Company as tenant.(8)

   10.10 Lease,   dated  August  6,  1997,  between  Ecolair  Limited
         Partnership, as landlord, and the Company, as tenant.(8)

   10.11 Lease, dated August 6, 1997, between Merrymack Limited Partnership, as landlord, and the Company, as tenant.(8)

   10.12 Loan Agreement, dated August 22, 1997, between the Company and First National Bank of Maryland.(8)

   13    1998 Annual Report to Stockholders.

   21    Subsidiaries of the Company.

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

   (2) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on October 15, 1990.

   (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 28, 1990.

   (4) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on April 15, 1998.

   (5) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on April 15, 1998.

   (6) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on April 15, 1998.

   (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, File Number 0-15587 filed on April 18, 1997.

   (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 17, 1997.

b.  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1998.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of EA Engineering, Science, and Technology, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 30, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the foregoing index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/S/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
October 30, 1998

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES Years Ended August 31, 1998, 1997, and 1996


      Allowance   Balance at
    for Doubtful   Beginning         Charged to                    Balance at
      Accounts     of Period      Cost and Expense  Write-offs    End of Period


          1998       $    532,000   $130,500        $ 405,300        $257,200


          1997          1,612,200    339,100        1,419,300         532,000


          1996          1,385,700    328,000          101,500       1,612,200

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EA ENGINEERING, SCIENCE, AND
                                       TECHNOLOGY, INC.

Date: November 24, 1998                 By     /s/ Loren D. Jensen
                                          --------------------------------------
                                          Loren D. Jensen
                                          Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                                   Title                                 Date



    /s/ Loren D. Jensen
-------------------------------------     Chairman of the Board                    November 24, 1998
Loren D. Jensen


    /s/ Donald A. Deieso
-----------------------------------       President and Chief Executive Officer    November 24, 1998
Donald A. Deieso                          (Principal Executive Officer)


   /s/ Barbara L. Posner
-----------------------------------       Senior Vice President,                   November 24, 1998
Barbara L. Posner                         Finance and Administration
                                          (Principal Financial Officer)


   /s/ Edmund J. Cashman, Jr.
--------------------------------          Director                                 November 24, 1998
Edmund J. Cashman, Jr.


   /s/ Rudolph P. Lamone
---------------------------------         Director                                 November 24, 1998
Rudolph P. Lamone


   /s/ George G. Radcliffe
----------------------------------        Director                                 November 24, 1998
George G. Radcliffe


   /s/ Cleaveland D. Miller
----------------------------------        Director                                 November 24, 1998
Cleaveland D. Miller

                                  EXHIBIT INDEX


  Exhibit
    No.                         Description                                 Page

  3.1   Certification of Incorporation of the Company.                        39

  3.2   By-laws of the Company.                                               39

  4.1   Article SIXTH of the Company's Certificate of Incorporation.          39

 10.1   The Company's Profit Sharing Plan.                                    39

 10.2   The Company's Stock Option Plan.                                      39

 10.3   The Company's Employee Stock Purchase Plan.                           39

 10.4   1993 Non-Employee Director Stock Option Plan                          39

 10.5   The 1993 Stock Incentive Plan.                                        39

 10.6   The Amended and Restated Stock Option Plan.                           40

 10.7   1995 Non-Employee Director Stock Option Plan.                         40

 10.8   Employment Agreement dated March 17, 1997 between the Company and
        Donald A. Deieso.                                                     40

 10.9   Lease, dated August 6, 1997 between ARE Sparks Limited Partnership,
        as Landlord, and the Company as tenant.                               40

 10.10  Lease, dated August 6, 1997, between Ecolair Limited Partnership,
        as landlord, and the Company, as tenant.                              40

 10.11  Lease, dated August 6, 1997, between Merrymack Limited Partnership,
        as landlord, and the Company, as tenant.                              40

 10.12  Loan Agreement, dated August 22, 1997, between the Company and
        First National  Bank of Maryland.                                     40

 13     1998 Annual Report to Stockholders.                                   40

 21     Subsidiaries of the Company.                                          40

 27     Financial Data Schedule                                               40