Form 10-Q
period 1998-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1999-01-13
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended November 30, 1998

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

              From the transition period            to
                                      ----------    ------------

                                 ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                52-0991911
-------------------------------------------         ----------------------
(State or Other Jurisdiction of Incorporation      I.R.S. Employer ID Number
             or Organization)

        11019 McCormick Road, Hunt Valley, Maryland           21031
        -------------------------------------------           -----
         (Address of Principal Executive Offices)          (Zip Code)

     Registrant's Telephone Number, Including Area Code    (410) 584-7000
                                                          -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on January 8, 1999, was 6,299,300.
                                   -----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                          3

Item 1     Financial Statements                                           3
           Consolidated Balance Sheets - Assets                           4
           Consolidated Balance Sheets - Liabilities and
              Stockholders' Equity                                        5
           Consolidated Statements of Income                              6
           Consolidated Statements of Cash Flows                          7
           Notes to Consolidated Financial Statements                     8

Item 2  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  13

PART II -  OTHER INFORMATION                                             20

Item 6     Exhibits and Reports on Form 8-K                              20

           (a) Exhibits
               27  Financial Data Schedule                               22

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company's August 31, 1998 consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       November 30,  August 31,
                                                         1998          1998
                                                      ------------  ------------

CURRENT ASSETS:

   Cash and cash equivalents........................  $  1,861,200 $  1,782,600
   Accounts receivable, net.........................     7,346,900    8,441,900
   Costs and estimated earnings in excess of
     Billings on uncompleted contracts..............     8,396,800    6,394,900
   Refundable income taxes..........................       407,600      407,600
   Prepaid expenses and other.......................     1,267,500    1,090,600
                                                       -----------  -----------
     Total Current Assets...........................    19,280,000   18,117,600
                                                       -----------  -----------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment................    13,313,000   13,106,900
   Leasehold improvements...........................     3,663,900    3,675,600
                                                       -----------  -----------

   Total property and equipment, at cost............    16,976,900   16,782,500
   Less-Accumulated depreciation and amortization...   (15,254,900) (15,001,400)
                                                       -----------  -----------

   Net Property and Equipment.......................     1,722,000    1,781,100
                                                       -----------  -----------

OTHER ASSETS........................................     3,619,900    3,576,200
                                                       -----------  -----------

   Total Assets.....................................   $24,621,900  $23,474,900
                                                      ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  November 30,   August 31,
                                                     1998          1998
                                                  ------------  ------------

CURRENT LIABILITIES:

   Accounts payable............................   $ 4,470,100   $ 4,494,300
   Accrued expenses............................       710,900       735,100
   Accrued salaries, wages and benefits........     2,792,500     2,270,800
   Current portion of long-term debt...........       382,100       438,800
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts.........       122,100       246,700
                                                  -----------   -----------
     Total Current Liabilities.................     8,477,700     8,185,700

LONG-TERM DEBT, net of current portion.........     2,084,600     1,279,800
                                                  -----------   -----------

     Total Liabilities.........................    10,562,300     9,465,500
                                                  -----------   -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,296,700
     and 6,285,000 shares issued and outstandin        63,000        62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued............          --             --
Capital in excess of par value.................    11,064,700    11,049,300
Retained earnings..............................     2,931,900     2,897,200
                                                  -----------   -----------

                                                  $24,621,900   $23,474,900
                                                  ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended
                                                       November 30,
                                                --------------------------
                                                  1998              1997
                                               -----------      -----------

Total revenue................................  $13,548,000      $16,193,300
Less - Subcontractor costs...................   (2,275,300)      (3,488,600)
Less - Other direct project costs............   (1,952,400)      (1,983,400)
                                               -----------      -----------
   Net revenue...............................    9,320,300       10,721,300
                                               -----------      -----------

Operating costs and expenses:
   Direct salaries and other operating.......    7,190,300        7,947,700
   Sales, general and administrative.........    2,039,300        2,301,200
                                               -----------      -----------
     Total operating expenses................    9,229,600       10,248,900
                                               -----------      -----------

Income from operations.......................       90,700          472,400

Interest expense.............................      (48,500)         (65,400)
Interest income..............................       15,600           15,500
                                               -----------      -----------
Income before income taxes...................       57,800          422,500
Provision for income taxes...................       23,100          138,200
                                               -----------      -----------
Net income...................................  $    34,700      $   284,300
                                               ===========      ===========
Basic earnings per share.....................        $0.01            $0.05

Diluted earnings per share...................        $0.01            $0.05
                                                     =====            =====
Weighted average shares outstanding..........    6,292,300        6,233,400

Effect of dilutive stock options.............          300           21,700

Diluted weighted average shares outstanding..    6,292,600        6,255,100


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                            November 30,
                                                     --------------------------
                                                           1998         1997
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net income........................................  $    34,700  $   284,300
   Noncash expenses included in net income
     Depreciation and amortization...................      253,500      293,200
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net............    1,095,000      886,000
     (Increase) in costs and estimated earnings in
       excess of billings on uncompleted contracts...   (2,001,900)    (869,400)
     (Increase) decrease in prepaid expenses and
       other assets..................................     (220,600)      32,700
     Increase (decrease) in accounts payable and
       Accrued expenses..............................      473,300   (1,277,800)
     (Decrease) increase in billings in excess of
       costs and estimated earnings on uncompleted
       contracts.....................................     (124,600)      19,500
                                                       -----------  -----------

     Net cash used for operating activities..........     (490,600)    (631,500)
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
   Purchase of equipment, net........................     (194,400)    (157,800)
                                                       -----------  -----------
     Net cash flows used for investing activities....     (194,400)    (157,800)
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit......      892,300      301,600
   Proceeds from issuance of common stock............       15,500       18,000
   Reduction of long-term debt and short-term
     borrowings......................................     (144,200)    (204,000)
                                                       -----------  -----------
     Net cash flows from financing activities........      763,600      115,600
                                                       -----------  -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS         78,600     (673,700)
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, beginning of period.......    1,782,600    2,333,300
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period.............  $ 1,861,200  $ 1,659,600
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation -

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

Segment Information -

The Company is organized around two operating segments. The primary segment is Management Consulting Services, provided through a network of offices throughout the United States, Mexico and Guam; and Analytical Services provided through its laboratory facility located in Maryland.

Revenue Recognition -

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

Major Clients -

Various agencies of the federal government accounted for approximately 53% and 50% of the Company's (primarily Management Consulting Services) net revenue for the three months ended November 30, 1998 and 1997, respectively. Additionally, various agencies of the federal government accounted for approximately 48% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of November 30, 1998. Three industrial clients accounted for approximately 33% of the Analytical Services segment's gross sales and 78% of its external client billings. No material changes to the Company's gross and net contracted backlog amounts have occurred through the first quarter ended November 30, 1998.

Cash and Cash Equivalents -

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates market value.

Property and Equipment -

Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

Risks and Uncertainties -

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

Use of Estimates -

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

Supplemental Disclosures of Cash Flow Information -

Cash paid for interest during the three months ended November 30, 1998 and 1997 was $45,800, and $48,900, respectively. For the three months ended November 30, 1998, there were no retirements of property and equipment compared to $28,000 in the prior year's first quarter.

Accounting for Income Taxes -

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Note 2.  SEGMENT FINANCIAL INFORMATION

The following table provides selected quarterly information, as reviewed by the Company's management in making decisions about allocating reserves to each segment and assessing its performance.

                                                         Three Months Ended
                                                            November 30,
                                                      -------------------------
                                                          1998         1997
-------------------------------------------------------------------------------
Gross Sales
  Management Consulting Services (external)           $12,818,600   $15,461,300
  Management Consulting Services (internal)            (1,078,600)     (756,800)
                                                      -----------   -----------
    Total Management Consulting Services (gross)       11,740,000    14,704,500

  Analytical Services (external)                          729,400       732,000
  Analytical Services (internal)                        1,078,600       756,800
                                                      -----------   -----------
    Total Analytical Services (gross)                   1,808,000     1,488,800
                                                      -----------   -----------

      Total Company Gross Sales                       $13,548,000   $16,193,300
===============================================================================
Net sales to unaffiliated customers
  Management Consulting Services                      $ 8,089,800   $ 9,582,900
  Analytical Services                                   1,230,500     1,138,400
                                                      -----------   -----------

      Total Company Net Sales                         $ 9,320,300   $10,721,300
===============================================================================
Income (loss) from operations
  Management Consulting Services                      $    43,400   $   506,500
  Analytical Services                                      47,300       (34,100)
                                                      -----------   -----------

      Total Company Income from Operations            $    90,700   $   472,400
===============================================================================
Identifiable assets (net property and equipment)
  Management Consulting Services                      $ 1,099,400   $ 1,447,300
  Analytical Services                                     622,600       814,100
                                                      -----------   -----------

      Total Company Net Property and Equipment        $ 1,722,000   $ 2,261,400
================================================================================
Note: Sales are considered external when a segment directly enters into a contract with a client. Internal sales are generated by the use of the Company's Analytical Services required by external clients of Management Consulting Services. Internal sales are duplicated within each segment and are eliminated through intercompany adjustments.

Note 3.  BANK FINANCING ARRANGEMENTS

The Company maintains an $8.5 million revolving line of credit and a $1.5 million equipment line of credit arrangement with a commercial bank. Borrowings under the revolving line of credit are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a maximum of $4,000,000). The Company is in compliance on all covenants related to these arrangements.

For the three months ended November 30, 1998 and 1997, the Company had no short-term borrowings.

Long-term debt consists of the following:

                                                               November 30,
                                                       ------------------------
                                                            1998       1997
                                                            ----       ----

Revolving credit  facility  payable to a commercial
  Bank, interest charged at LIBOR plus 150, facility
  expires September 2000 ..............................  $2,084,600  $2,129,300

Note payable to a  commercial  bank  payable in equal
  monthly installments of $29,600, which includes
  interest at 9.1%, through December 1999 secured
  by certain computer equipment........................     338,400     647,500

Note payable to a commercial bank payable in equal
  monthly installments of $43,651 through December
  1997. Thereafter, $21,429, plus interest charged
  at LIBOR plus 150 through January 1999; secured by
  leasehold improvements and certain analytical
  laboratory equipment.................................      43,700     300,800
                                                         ----------  ----------
Total long-term debt...................................   2,466,700   3,077,600
Less-current portion...................................    (382,100)   (639,200)
                                                         ----------  ----------
Long-term portion......................................  $2,084,600  $2,438,400
                                                         ==========  ==========

Note 4.  EARNINGS (LOSS) PER SHARE:

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

Note 5.  PROFIT SHARING:

EA maintains a defined contribution plan in which all employees who are at least 21 years of age, as defined by the plan, are eligible to participate. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions.

Note 6.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 808,600 options are issued and outstanding as of November 30, 1998, having an average exercise price of $2.42. Of the outstanding options, 400,000 are held by the President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the dates of grant.

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 108,800 shares remain authorized for distribution under the Purchase Plan as of November 30, 1998.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its non-employee directors. The exercise price of the 17,000 options, which were outstanding as of November 30, 1998, ranged between $2.03 and $6.13, which equaled the fair market value at the dates of grant. A total of 33,500 options remain reserved for the Director Stock Option Plans as of November 30, 1998.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

The Company's results of operations are significantly affected by the timing of the award of contracts, the timing of performance of contracts, and the extent to which the Company's employees are performing billable tasks as opposed to engaging in preparing contract proposals and other required non-billable activities. Results of operations may also be affected to the extent that the Company chooses not to reduce its professional staff during a period of reduced demand for its services. Due to these factors, quarterly results of operations are not necessarily indicative of the results of operations for longer periods.

The Company, in the course of providing its services, routinely subcontracts such services as drilling, certain laboratory analyses, and other specialized services. In addition, the use of teaming partners for the performance of services similar to those of the Company, is included in subcontracts. In accordance with industry practice and contract terms that generally provide for the recovery of overhead costs, these costs are passed directly through to clients and are included in total revenue. Because subcontractor costs and direct charges can change significantly from project to project, the change in total revenue is not necessarily a true indication of business trends. Accordingly, the Company considers net revenue, which is total revenue less subcontractor and other direct project costs, as its primary measure of revenue.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 (Consolidated)

Net revenue for the three months ended November 30, 1998 was $9,320,300 a decrease of 13.1% from $10,721,300 for the same period in the prior fiscal period. This decrease in net revenue is due to expected lower contract volume across all client sectors, except for state and local government, which increased 36%. The lower contract volume is attributable to a temporary lag in new orders and difficulty in recruiting key technical staff further reduced net revenue. The slowdown in new orders is attributable to the Company's planned shift away from low-margin services, and shift toward higher margin consulting services.

Direct salaries and other operating costs decreased 9.4% to $7,190,300 from $7,947,700 for the three-month period ended November 30, 1998 and 1997, respectively. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 77.1% for the three months ended November 30, 1998 compared to 74.1% for the same period in 1997. The overall decrease is due to lower salaries and benefits and lower overall operating costs from quarter to quarter.

Sales, general and administrative costs decreased by 11.4% to $2,039,300 from $2,301,200 or 21.9% and 21.5% of net revenue for the three-month period ended November 30, 1998 and 1997, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. The lower costs are attributable to staff reduction, increased utilization of the Company's National Technical Directors on client projects, and greater controls on business travel.

As a result of the above factors, income from operations for the three months ended November 30, 1998 was $90,700 or 1.0% of net revenue down from $472,400 or 4.4% of net revenue in the prior fiscal period ended November 30, 1997. Interest expense, net, decreased $17,000 in the current quarter compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term principal balances.

The provision for income taxes was $23,100 and $138,200 for the three months ended November 30, 1998 and 1997, respectively. This represents effective rates of 40.0% and 32.7%, respectively. The difference in effective tax rates is attributable to increases in certain permanent differences between financial and income tax reporting. It is the opinion of management that these recorded benefits are more likely than not to be realized.

Net income for the three months ended November 30, 1998 and 1997 decreased to $34,700 from $284,300, representing 0.4% and 2.7% of net revenue, respectively.

ANALYSIS BY SEGMENT

The following section discusses the revenue and operating results of the Company's two major operating segments - Management Consulting Services and Analytical Services for the three months ended November 30, 1998.

Management Consulting Services

Net sales for Management Consulting Services for the three months ended November 30, 1998 were $8,089,800, a decrease of 15.6% from $9,582,900 for the same period in the prior fiscal period. This decrease is due to expected lower sales across all client sectors, except for the state and local government. The lower contract volume is attributable to a temporary lag in new orders as the segment shifts to higher-end consulting*, as well as difficulty in filling key technical positions within the segment.

The Management Consulting Services segment had income from operations of $43,400 or 0.5% of its net revenue for the three months ended November 30, 1998 compared to a contribution of $506,500 or 5.3% in the prior year's first quarter. This decrease in operating income is directly attributable to the decrease in sales, offset by a reduction in operating expenses.

Analytical Services

Net sales increased to $1,230,500 from $1,138,400 for the three months ended November 30, 1998 and 1997, respectively. The 8.1% increase is due to internally generated sales from the Management Consulting Services segment. Specifically, a large volume of samples was performed under one of the Management Consulting Service segment's indefinite delivery/indefinite quantity contracts with the federal government. External sales remained flat comparing the first quarter of fiscal year's 1999 and 1998.

The Analytical Services segment had income from operations of $47,300, or 3.8%, of its net revenue for the three month period ended November 30, 1998, compared to a $34,100 loss from operations for the same period in the prior fiscal period. The $81,400 increase in operating income is due to increased sales volume, while keeping operating expenses consistent with the prior year. Operating expenses for the three months ended November 30, 1998 were $1,183,200 or 94.7% of net revenue, compared to $1,172,500 or 103.0% in the prior year's first quarter. The segment was able to perform a higher volume of sales without increasing operating expenses through the use of temporary labor to help in peak periods. Temporary labor costs were approximately $148,000 in the current period compared to $52,000 for the three months ended November 30, 1997.

Liquidity and Capital Resources

Cash and cash equivalents increased by $78,600 for the three months ended November 30, 1998. The increase principally resulted from borrowings against the Company's line of credit used for operating activities, the investment in capital equipment, and the reduction of long-term debt.

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $194,400 and $157,800 for the three months ended November 30, 1998 and 1997, respectively.

At November 30, 1998, the Company had outstanding long-term debt, including the current portion, of $2,466,700. This represents a net increase of $748,100 from the $1,718,600 balance at August 31, 1998. The increase is the result of a $892,300 increase in its revolving line of credit balance, partially offset by net repayments of $144,200 for equipment and computer loans. Compared to the prior year's first quarter ended November 30, 1997, the Company has managed to reduce its long-term debt, including the current portion by $610,900. This decrease is mainly attributable to $566,200 in net repayments for equipment and computer loans and a $44,700 decrease in its revolving line of credit balance.

The Company's existing funds, cash from operations, and the available portion of its $8,500,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs.* The Company also has access to certain capital equipment financing arrangements through various equipment suppliers.

While the Company believes that there is sufficient market demand to absorb the additional contracting capacity resulting from its various indefinate delivery/ indefinite quantity contracts, there can be no assurance that this demand will, in fact, materialize.* Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

YEAR 2000 READINESS DISCLOSURE

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

EA's desktop computing environment is comprised predominantly of Compaq desktop computer systems, IBM notebooks, the Microsoft Windows 95 operating system and numerous versions and variations of commercially available software. The majority of the desktop computer systems, notebooks and operating system software with applicable Y2K patches, is currently believed to be Year 2000 compliant. EA leases all of its computer hardware and consequently replaces all equipment on a three-year schedule. The Company believes this rotation should minimize any Year 2000 problems in this area. Desktop application software varies greatly in its ability to accurately process Year 2000 information.

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

EA's laboratory is comprised of many different models of Hewlett-Packard laboratory equipment. As part of the EA Laboratories' maintenance agreement with Hewlett-Packard (HP), the manufacturer completed an independent review of the labs' hardware and software systems in November 1998. This review, which was conducted at no cost to EA Laboratories, determined that the laboratory hardware and system-level software are currently noncompliant; however, it has been determined that minor upgrades will result in compliance (see "Remediation/ Replacement" below).

The Company is currently assessing the Year 2000 readiness of its non-IT and other miscellaneous systems including phone switches, voice mail systems, environmental controls systems, and the like. Phone switches in most branch offices have been tested and found to be compliant. The environmental control systems in the Company's headquarters and Baltimore offices have been tested and found to be compliant. Other reviews are scheduled to be completed by the third quarter of calendar year 1999.

Remediation / Replacement

Networking and Communications Systems - In early calendar 1998, EA restructured its network topology. The Company currently believes that this redefinition will significantly upgrade EA's overall communications capabilities, improving reliability and performance, and that it will be Year 2000 compliant. This upgrade will be accomplished through the replacement of all critical system components that have potential Year 2000 problems. Two of four critical field systems have already been replaced. The remaining two will be completed by the spring of 1999. The upgrading of the EA corporate headquarters' systems is underway and will be completed during the first quarter of calendar 1999. EA has selected MCI Worldcom as its communications services provider. MCI Worldcom has advised EA that it is fully Year 2000 compliant.

Coincident with the hardware upgrades, EA is upgrading its database capabilities to be Year 2000 compliant. The database capabilities are presently expected to be in place during the first quarter of calendar 1999. EA has retained a consultant to convert all applicable databases to compliant software. These database conversions will continue through the first three quarters of calendar 1999.

Desktop Computing - To address EA's desktop software computing environment, EA standardized on the Microsoft Office Suite of application products in the second quarter of fiscal 1998. The MS Office product is not fully compliant. Any remaining non-compliant applications are being addressed on a project-by-project basis. We presently anticipate this process will be completed in the third quarter of calendar 1999.

Major Applications - The Company began the process of implementing a new financial management system in December 1998. The new financial management system is expected to be fully operational by the fall of 1999. The Company has also selected a human resources system. The implementation of both the human resources system and LIMS are expected to begin in January 1999. The human resources system is expected to be completed in the second quarter of calendar year 1999. The implementation of the LIMS, including increased functionality and capabilities, is expected to be completed in the fourth quarter of calendar year 1999. The LIMS application software is expected to be in use by the second quarter of calendar year 1999.

EA Laboratories - As part of its assessment of hardware and system-level software, the Company learned that minor upgrades would result in compliance. These upgrades were installed in a test system and found to work correctly. All systems will be upgraded accordingly by summer 1999.

Non-IT and Miscellaneous Systems - Should Year 2000 upgrades be required for these systems, they will be performed during the first half of 1999.

Testing

EA has tested and will continue to test, the Year 2000 worthiness of each upgraded system, as it is installed. In each case, e.g., desktop systems, networks, major systems, etc., this compliance testing is comprised of three independent assessments: first, review of the product manufacturer's Year 2000 compliance testing certifications and results--no product is selected unless it has been identified by the manufacturer to have passed a comprehensive battery of Year 2000 tests; second, testing of these products prior to installation; third, independent assessment, where appropriate, by outside consultants or subcontractors.

Risks and Contingency Plans

Based on the progress the Company has made toward Year 2000 compliance during 1998, together with its plans for 1999, the Company does not foresee significant risks associated with these efforts at this time. Since EA has adopted a plan to address these issues in a timely manner, it has not developed a comprehensive contingency plan should compliance programs fail to be completed successfully or in their entirety. The Company regularly monitors its progress in achieving Year 2000 compliance. Should the Company identify any significant risk of non-compliance, it will develop appropriate contingency plans on a timely basis.

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

Reasonably Likely "Worst-Case" Scenarios

EA has gone to significant lengths to provide redundancy in each major system. For example, four independent communication paths have been defined between EA's branch offices and its headquarters location. Any of these paths will provide data access to the systems required to continue normal business operations. A failure in any single major system, therefore, should not result in the cessation of normal work processes.

For the reasons stated above, EA does not presently anticipate that the Year 2000 phenomenon will cause any significant disruption to its business, financial operations or results of operations. However, if the Company's customers or subcontractors fail to prepare adequately for Year 2000, there could be numerous and significant effects on EA. For example, subcontractors may not be able to obtain or deliver needed data; EA employees might be unable to perform work, resulting in a loss of revenue; payments may fail to arrive on time. Any or all of these contingencies could, under certain circumstances, result in a substantial and material impact on EA's financial performance.

Costs to Address Year 2000 Issues

The Company has not incurred, and presently believes that it will not likely incur, material costs in connection with effectuating Year 2000 compliance. This is because replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget. The Company currently estimates the cost of remediating its software and non-IT systems at approximately $30,000; upgrades to non-compliant Hewlett-Packard software in EA Laboratories is presently estimated to be approximately $8,000. The Company does not separately track the internal costs for the Y2K project; such costs are principally the related payroll costs for its Information Systems group.

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




January 13, 1999                         By:  /s/ Donald A. Deieso
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




January 13, 1999                         By:  /s/ Barbara L. Posner
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