Form 10-Q
period 1999-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1999-04-14
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended February 28, 1999

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 6, 1999, was 6,309,600.
                                  ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX


PART I. -  FINANCIAL INFORMATION                                           3

Item 1   Financial Statements                                              3
         Consolidated Balance Sheets - Assets                              4
         Consolidated Balance Sheets - Liabilities and
          Stockholders' Equity                                             5
         Consolidated Statements of Income                                 6
         Consolidated Statements of Cash Flows                             7
         Notes to Consolidated Financial Statements                        8

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       14

PART II -  OTHER INFORMATION                                              22

Item 4   Submission of Matters to a Vote of Security Holders              22

Item 5   Other Information                                                23

Item 6   Exhibits and Reports on Form 8-K                                 23

         (a) Exhibits
             27  Financial Data Schedule                                  25

PART I  -  FINANCIAL INFORMATION

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      February 28,  August 31,
                                                         1999          1998
                                                      ------------ ------------

CURRENT ASSETS:

   Cash and cash equivalents........................$  1,883,000  $  1,782,600
   Accounts receivable, net.........................   7,380,000     8,441,900
   Costs and estimated earnings in excess of
     Billings on uncompleted contracts..............   7,564,500     6,394,900
   Refundable income taxes..........................   1,517,100       407,600
   Prepaid expenses and other.......................   1,334,800     1,090,600
                                                     -----------   -----------
     Total Current Assets...........................  19,679,400    18,117,600
                                                     -----------   -----------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment................  13,303,100    13,106,900
   Leasehold improvements...........................   3,652,300     3,675,600
                                                     -----------   -----------

   Total property and equipment, at cost............  16,955,400    16,782,500
   Less-Accumulated depreciation and amortization... (15,425,000)  (15,001,400)
                                                     -----------   -----------

   Net Property and Equipment.......................   1,530,400     1,781,100
                                                     -----------   -----------

OTHER ASSETS........................................   3,669,000     3,576,200
                                                     -----------   -----------

   Total Assets.............................         $24,878,800   $23,474,900
                                                     ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   February 28,  August 31,
                                                      1999          1998
                                                   ------------  ----------

CURRENT LIABILITIES:

   Accounts payable................................$ 3,581,900  $ 4,494,300
   Accrued expenses................................  2,474,900      735,100
   Accrued salaries, wages and benefits............  2,280,100    2,270,800
   Current portion of long-term debt...............    256,600      438,800
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts.............    107,800      246,700
                                                   -----------  -----------
     Total Current Liabilities.....................  8,701,300    8,185,700

LONG-TERM DEBT, net of current portion.............  4,212,100    1,279,800
                                                   -----------  -----------

     Total Liabilities............................. 12,913,400    9,465,500
                                                   -----------  -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,311,200
     and 6,285,000 shares issued and outstanding...     63,200       62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued................        --           --
Capital in excess of par value..................... 11,082,800   11,049,300
Retained earnings..................................    819,400    2,897,200
                                                   -----------  -----------

     Total Stockholders' Equity.................... 11,965,400   14,009,400
                                                   -----------  -----------

     Total Liabilities and Stockholders' Equity....$24,878,800  $23,474,900
                                                   ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended               Six Months Ended
                                                            February 28,                     February 28,
                                                      ------------------------        ------------------------
                                                        1999            1998             1999            1998
                                                     -----------    -----------      -----------     -----------

Total revenue...................................... $12,433,900     $14,418,100      $25,981,900     $30,611,400
Less - Subcontractor costs.........................  (2,065,700)     (2,597,300)      (4,341,000)     (6,085,900)
Less - Other direct project costs..................  (1,785,300)     (1,200,900)      (3,737,700)     (3,184,300)
                                                    -----------     -----------      -----------     -----------
   Net revenue.....................................   8,582,900      10,619,900       17,903,200      21,341,200
                                                    -----------     -----------      -----------     -----------

Operating costs and expenses:
   Direct salaries and other operating.............   7,782,900       7,952,900       14,973,200      15,900,600
   Sales, general and administrative...............   2,155,100       2,375,300        4,194,400       4,676,500
   Restructuring...................................   2,132,600            --          2,132,600            --
                                                    -----------     -----------      -----------     -----------
     Total operating expenses......................  12,070,600      10,328,200       21,300,200      20,577,100
                                                    -----------     -----------      -----------     -----------

(Loss) income from operations......................  (3,487,700)        291,700       (3,397,000)        764,100

Interest expense, net..............................     (46,000)        (38,200)         (78,900)        (88,100)

                                                    -----------     -----------      -----------     -----------
(Loss) income before income taxes..................  (3,533,700)        253,500       (3,475,900)        676,000
(Benefit from) provision for income taxes..........  (1,421,200)        132,200       (1,398,100)        270,400
                                                    -----------     -----------      -----------     -----------
Net (loss) income.................................. $(2,112,500)    $   121,300      $(2,077,800)    $   405,600
                                                    ===========     ===========      ===========     ===========

Basic (loss) earnings per share....................      $(0.33)          $0.02           $(0.33)          $0.07
Diluted (loss) earnings per share..................      $(0.33)          $0.02           $(0.33)          $0.06
                                                          =====           =====           ======         =====

Weighted average shares outstanding................   6,306,200       6,241,400        6,299,200       6,237,400

Effect of dilutive stock options...................        --            58,800             --            20,000

Diluted weighted average shares outstanding........   6,306,200       6,300,200        6,299,200       6,257,400


         The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            February 28,
                                                     --------------------------
                                                           1999         1998
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net (loss) income...................................$(2,077,800)  $  405,600
   Noncash expenses included in net income -
     Depreciation and amortization.....................    423,600      592,000
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net..............  1,061,900    3,056,700
     (Increase) in costs and estimated earnings in
       excess of billings on uncompleted contracts..... (1,169,600)    (566,100)
     (Increase) decrease in prepaid expenses and
       other assets....................................   (337,000)      15,900
     (Decrease) in accounts payable and accrued
       expenses........................................   (272,800)  (3,036,000)
     Refunds of income taxes...........................       --      1,843,000
     (Decrease) in billings in excess of costs
       and estimated earnings on uncompleted
       contracts.......................................   (138,900)    (438,100)
                                                        ----------   ----------

     Net cash (used for) from operating activities..... (2,510,600)   1,873,000
                                                        ----------   ----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
   Purchase of equipment, net..........................   (172,900)    (457,200)
                                                        ----------   ----------
     Net cash flows used for investing activities......   (172,900)    (457,200)
                                                        ----------   ----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from (used for) revolving line
     of credit.........................................  3,019,800   (1,644,700)
   Proceeds from issuance of common stock..............     33,800       34,800
   Reduction of long-term debt and short-term
     borrowings........................................   (269,700)    (342,900)
                                                        ----------   ----------
     Net cash flows from financing activities..........  2,783,900   (1,952,800)
                                                        ----------   ----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS        100,400     (537,000)
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, beginning of period           1,782,600    2,333,300
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, end of period......          $1,883,000   $1,796,300
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998


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

As of March 31, 1999, the Company executed a letter of intent to sell its Analytical Services segment to Severn Trent Laboratories, Inc. The transaction is expected to close by April 30, 1999.

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

Major Clients -

Various agencies of the federal government accounted for approximately 50% and 52% of the Company's (primarily Management Consulting Services) net revenue for the six months ended February 28, 1999 and 1998, respectively. Additionally, various agencies of the federal government accounted for approximately 41% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of February 28, 1999. Four industrial clients accounted for approximately 73% of the Analytical Services segment's gross external client billings. For the six-month period ended February 28, 1999 and 1998, the Company's gross contracted backlog was approximately $44.9 million ($20.8 million net) and $46.7 million ($21.7 million net), respectively.

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

Supplemental Disclosures of Cash Flow Information -

Cash paid for interest during the six months ended February 28, 1999 and 1998 was $109,200, and $122,700, respectively. For the same period, there was no retirement of property and equipment in fiscal 1999 compared to $28,000 in the first half of fiscal 1998.

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

                                                    Three Months Ended     Six Months Ended
                                                       February 28,           February 28,
                                                        (in 000s)              (in 000s)
                                                  Except Per Share Data  Except Per Share Data
                                                 ----------------------  ---------------------
                                                     1999     1998          1999       1998
---------------------------------------------------------------------------------------------
Gross Sales
  Management Consulting Services (external)        $11,505   $13,368       $24,324    $28,829
  Management Consulting Services (internal)           (630)     (410)       (1,709)    (1,167)
                                                   -------   -------       -------    -------
   Total Management Consulting Svcs (gross)         10,875    12,958        22,615     27,662
                                                   -------   -------       -------    -------

  Analytical Services (external)                       929     1,050         1,658      1,782
  Analytical Services (internal)                       630       410         1,709      1,167
                                                   -------   -------       -------    -------
   Total Analytical Services (gross)                 1,559     1,460         3,367      2,949
                                                   -------   -------       -------    -------

    Total Company Gross Sales                      $12,434   $14,418       $25,982    $30,611
=============================================================================================
Net sales to unaffiliated customers
  Management Consulting Services                   $ 7,596   $ 9,511       $15,686    $19,094
  Analytical Service                                   987     1,109         2,217      2,247
                                                   -------   -------       -------    -------

    Total Company Net Sales                        $ 8,583   $10,620       $17,903    $21,341
=============================================================================================
Income (loss) from operations
  Management Consulting Services                   $(3,246)  $   529       $(3,202)   $ 1,035
  Analytical Services                                 (242)     (237)         (195)      (271)
                                                   -------   -------       -------    -------

    Total Company Income from Operations           $(3,488)  $   292       $(3,397)   $   764
=============================================================================================
Identifiable assets (net property and equipment)
  Management Consulting Services                   $   980   $ 1,061       $   980    $ 1,061
  Analytical Services                                  550       720           550        720
                                                   -------   -------       -------    -------

    Total Company Net Property and Equipment       $ 1,530   $ 1,781       $ 1,530    $ 1,781
=============================================================================================
Net earnings (loss) per share
  Basic
    Management Consulting Services                  $(0.31)  $ 0.04       $(0.31)     $ 0.09
    Analytical Services                              (0.02)   (0.02)       (0.02)      (0.02)
                                                    ------   ------       ------      ------
      Total                                         $(0.33)  $ 0.02       $(0.33)     $ 0.07
                                                    ======   ======       ======      ======
  Diluted
    Management Consulting Services                  $(0.31)  $ 0.04       $(0.31)     $ 0.08
    Analytical Services                              (0.02)   (0.02)       (0.02)      (0.02)
                                                    ------   ------       ------      ------
      Total                                         $(0.33)  $ 0.02       $(0.33)     $ 0.06
                                                    ======   ======       ======      ======
============================================================================================

Note: Sales are considered external when a segment directly enters into a contract with a client. Internal sales are generated by the use of the Company's Analytical Services required by external clients of Management Consulting Services. Internal sales are duplicated within each segment and are eliminated through intercompany adjustments.

Note 3.  BANK FINANCING ARRANGEMENTS

The Company maintains an $8.5 million revolving line of credit and a $1.5 million equipment line of credit arrangement with a commercial bank. Borrowings under the revolving line of credit are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a maximum of $4,000,000). The Company is in compliance or has obtained waivers on all covenants related to these arrangements.

For the six months ended February 28, 1999 and 1998, the Company had no short-term borrowings.

Long-term debt consists of the following:

                                                        February 28, August 31,
                                                            1999        1998
                                                        -----------  ----------

Revolving credit  facility  payable to a commercial
  Bank,  interest  charged at LIBOR plus 150, facility
  expires September 2000 .............................   $4,212,100  $1,192,400

Note payable to a  commercial  bank  payable in equal
  monthly  installments of $29,600, which includes
  interest at 9.1%, through December 1999 secured
  by certain computer equipment.......................      256,600     418,300

Note payable to a commercial bank payable in equal
  monthly  installments  of $43,651 through December
  1997. Thereafter, $21,429, plus interest charged at
  LIBOR plus 150 through January 1999; secured by
  leasehold improvements and certain analytical
  laboratory equipment ...............................          --      107,900
                                                         ----------  ----------
Total long-term debt..................................    4,468,700   1,718,600
Less-current portion .................................     (256,600)   (438,800)
                                                         ----------  ----------
Long-term portion ....................................   $4,212,100  $1,279,800
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

Note 6.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 650,100 options are issued and outstanding as of February 28, 1999, having an average exercise price of $2.49. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67 which was equal to the market value on the dates of grant.

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 95% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 94,100 shares remain authorized for distribution under the Purchase Plan as of February 28, 1999.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its non-employee directors. The exercise price of the 36,000 options, which were outstanding as of February 28, 1999, ranged between $1.25 and $6.13, which equaled the fair market value at the dates of grant. A total of 64,500 options remain reserved for the Director Stock Option Plans as of February 28, 1999.

Note 7.  RESTRUCTURING:

In February 1999, the Company implemented several cost cutting measures to affect its long-term profitability objectives by aligning expenses more directly with revenues. In connection with the restructuring, the Company incurred charges of $2,132,600 during the fiscal 1999 second quarter primarily related to severance agreements of several senior sales and executive staff. This restructuring included a staff reduction of approximately 30 employees including several officers and the President and Chief Executive Officer.

As of February 28, 1999, the Company had an accrual of $1,826,600 included as other current liabilities in the accompanying consolidated balance sheets for costs to be incurred in future periods.

Note 8.  SUBSEQUENT EVENT

As of March 31, 1999, the Company executed a letter of intent to sell its EA Laboratories division to Severn Trent Laboratories, Inc. This division, which encompassed the Company's Analytical Services operating segment, is expected to be sold for cash by April 30, 1999. Due to the timing of the events, estimates on the gain or loss from the sale are not available at the time of the filing of the second quarter 1999 interim financial statement.

The segment has annual revenues of approximately $6.4 million.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 1999 (Consolidated)

Net revenue for the three months ended February 28, 1999 was $8,582,900, a decrease of 19.2% from $10,619,900 for the same period in the prior fiscal year. This decrease in net revenue is primarily due to lower contract volume across all client sectors, except for net revenue from industrial clients which increased approximately $575,000, or 5.5%. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts. Also contributing to the decrease, in the prior year's second quarter, the Company realized approximately $645,000 in additional contract net revenue on certain landfill projects which had contract loss provisions in fiscal 1997. Additionally, during the three months ended February 28, 1999, the Company wrote off certain non-collectible prior period revenues, decreasing the quarter's net revenue by approximately $500,000.

During the quarter, the Company addressed the fact that its sales and marketing program was not generating increased sales in the private sector to replace expiring federal contracts. As a result, although the Company was successful in keeping operating costs steady from quarter to quarter, its overhead structure was too large.

Direct salaries and other operating costs decreased 2.1% to $7,782,900 from $7,952,900 for the three-month period ended February 28, 1999 and 1998, respectively. This decrease is primarily due to less salary and benefit costs from quarter to quarter. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 90.7% for the three months ended February 28, 1999 compared to 74.9% for the same period in 1998.

Sales, general and administrative costs decreased by 9.3% to $2,155,100 from $2,375,300 for the three-month period ended February 28, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. However, as a result of lower net revenue, sales, general and administrative costs as a percentage of net revenue, increased to 25.1% in the fiscal 1999 second quarter compared to 22.4% in the fiscal 1998 second quarter.

To address the Company's high overhead in relation to net revenue, in February 1999, the Company implemented several cost cutting measures to effect its long-term profitability objectives by aligning expenses more directly with revenue. In connection with the restructuring, the Company incurred charges of $2,132,600 during the fiscal year 1999 second quarter. The one-time charge was primarily related to the severance agreements of approximately 30 staff members including several senior sales and executive staff.

As a result of the above factors, the Company incurred a loss from operations for the three months ended February 28, 1999 of $3,487,700 or 40.6% of net revenue compared to operating income of $291,700 or 2.7% of net revenue in the prior fiscal period ended February 28, 1998. Interest expense, net, increased $7,800 in the current quarter compared to the prior year. The net increase in interest expense is due to a higher line of credit balance used to fund operating activities.

The benefit from income taxes was $1,421,200 for the three months ended February 28, 1999, compared to a provision for income tax of $253,500 in the second quarter of fiscal 1998. This represents effective rates of 40% and 52%, respectively.

As a result of the above factors, the Company incurred a net loss for the three months ended February 28, 1999 of $2,112,500 compared to net income of $121,300 in the second quarter of fiscal 1998.

Six Months Ended February 28, 1999 (Consolidated)

Net revenue for the six months ended February 28, 1999 was $17,903,200, a decrease of 16.1% from $21,341,200 for the same period in the prior fiscal year. This decrease in net revenue is primarily due to lower contract volume across all client sectors. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts, and a $500,000 write-off of certain non-collectible prior period revenue. Additionally impacting the decrease, for the six months ended February 28, 1998, the Company realized approximately $705,000 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

During the quarter ended February 28, 1999, the Company addressed the fact that its sales and marketing program was not generating increased sales in the private sector to replace expiring federal contracts. As a result, although the Company was successful in keeping operating costs steady from quarter to quarter, its overhead structure was too large.

Direct salaries and other operating costs decreased 5.8% to $14,973,200 from $15,900,600 for the six-month period ended February 28, 1999 and 1998, respectively. This decrease is due to lower salaries and benefits from quarter to quarter. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 83.6% for the six months ended February 28, 1999 compared to 74.5% for the same period in 1998.

Sales, general and administrative costs decreased by 10.3% to $4,194,400 from $4,676,500 for the six-month period ended February 28, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. However, as a result of lower net revenue, sales, general and administrative costs as a percentage of net revenue increased to 23.4% for the six months ended February 28, 1999, compared to 21.9% in the prior year.

To address the Company's high overhead in relation to net revenue, in February 1999, the Company implemented several cost cutting measures to effect its long-term profitability objectives by aligning expenses more directly with revenues. In connection with the restructuring, the Company incurred charges of $2,132,600 during the fiscal year 1999 second quarter. The one-time charge was primarily related to the severance agreements of approximately 30 staff members including several senior sales and executive staff.

As a result of the above factors, the loss from operations for the six months ended February 28, 1999 was $3,397,000, or 19% of net revenue, compared to income from operations of $764,100, or 3.6% of net revenue, in the prior fiscal period ended February 28, 1998. Interest expense, net, decreased $9,200 in the current six-month period compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term principal balances, as well as interest payments attributable to a New York state tax settlement made in the prior fiscal period.

For the six months ended February 28, 1999, the Company had a benefit from income taxes of $1,398,100 compared to a provision for income taxes of $270,400 for the six-month period ended February 28, 1998. This represents effective rates of 40% and 40%, respectively.

The net loss for the six months ended February 28, 1999 was $2,077,800, or 11.6% of net revenue, compared to net income of $405,600, or 1.9%, for the six-month period ended February 28, 1998.

ANALYSIS BY SEGMENT

The following section discusses the revenue and operating results of the Company's two major operating segments - Management Consulting Services and Analytical Services for the three months ended February 28, 1999.

Management Consulting Services

Net sales for Management Consulting Services for the three months ended February 28, 1999 were $7,596,300, a decrease of 20.1% from $9,511,000 for the same period in the prior fiscal year. This decrease is primarily due to lower sales across all client sectors, except for a 5.5% growth with private industrial clients. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts. Also contributing to the decrease, in the prior year's second quarter, the segment realized approximately $645,000 in additional contract net revenue on certain landfill projects which had contract loss provisions in fiscal 1997. Additionally, during the three months ended February 28, 1999 the Company wrote off approximately $500,000 of certain non-collectible prior period revenues.

For the six months ended February 28, 1999, the Management Consulting Services segment had a loss from operations of $3,202,400 or 20.4% of its net revenue compared to a contribution of $1,035,100 or 5.4% in the prior year's second quarter. This decrease in operating income is mainly attributable to the $2,132,600 restructuring charge taken in the second quarter of fiscal 1999, as well as a decrease in sales due to expiring federal contracts.

Analytical Services

Gross sales increased to $1,559,200 from $1,460,300 for the three months ended February 28, 1999 and 1998, respectively. However, net sales for the same periods decreased $122,300 to $986,600 from $1,108,900. The 6.8% increase in gross sales is due to internally generated sales from the Management Consulting Services segment. Specifically, a large volume of samples was performed under one of the Management Consulting Service segment's indefinite delivery/indefinite quantity contracts with the federal government. External sales decreased $121,100, comparing the second quarter of fiscal year's 1999 and 1998. The overall decrease in net sales is due to the segment utilizing temporary labor, as opposed to its own labor, to help in peak periods.

For the six months ended February 28, 1999, the Analytical Services segment had a loss from operations of $194,600, or 8.8%, of its net revenue, compared to a $271,000, or 12.1%, loss from operations for the same period in the prior fiscal period. The $76,400 increase in operating income is due to increased sales volume and reduced operating expenses. Operating expenses for the six months ended February 28, 1999 were $2,411,700 or 94.6% of net revenue, compared to $2,518,300 or 112.1% in the prior year's six-month period. The segment was able to perform a higher volume of sales without increasing operating expenses through the use of temporary labor to help in peak periods.

As of March 31, 1999, the Company executed a letter of intent to sell its EA Laboratories division to Severn Trent Laboratories, Inc. This division, which encompassed the Company's Analytical Services operating segment, is expected to be sold for cash by April 30, 1999. Due to the timing of the events, estimates on the gain or loss from the sale are not available at the time of the filing of the second quarter 1999 interim financial statement.

Liquidity and Capital Resources

Cash and cash equivalents increased by $100,400 for the six months ended February 28, 1999. The increase principally resulted from borrowings against the Company's line of credit used for operating activities. Increased borrowings to fund operating activities became necessary during the second quarter of fiscal 1999 as revenue began to decline due to multi-year federal contracts reaching completion without being replaced by new contracts. As a result, the Company's revenue was no longer capable of maintaining the current overhead structure of the Company. To address this problem, the Company made several restructuring moves to reduce annual operating expenses by approximately $3.5 million. The restructuring included a staff reduction of approximately 30 employees including several officers of the Company. Additionally, the Company executed a letter of intent to sell its EA Laboratories division for cash. This transaction is expected to close by April 30, 1999. Proceeds from the sale will be used to decrease the line of credit balance and for future expansion purposes.

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $172,900 and $457,200 for the six months ended February 28, 1999 and 1998, respectively.

At February 28, 1999, the Company had outstanding long-term debt, including the current portion, of $4,212,100. This represents a net increase of $2,932,300 from the $1,297,800 balance at August 31, 1998. The increase is the result of a $3,019,700 increase in its revolving line of credit balance as described in the previous paragraph, partially offset by net repayments of $269,600 for equipment and computer loans.

The Company's existing funds, cash from operations, and the available portion of its $8,500,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs.* The Company also has access to certain capital equipment financing arrangements through various equipment suppliers.

While the Company believes that there is sufficient market demand to absorb the additional contracting capacity resulting from its various indefinite delivery/indefinite quantity contracts, there can be no assurance that this demand will, in fact, materialize.* Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

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

Definitions

During fiscal 1998, EA developed a three-phase program for Year 2000 compliance. Phase I identified those systems, hardware and software that posed a compliance risk for EA. Phase II assessed the business and financial impact of these at-risk systems; established priorities to address these risk areas. Phase III is to carry out prescribed remediation schedules and details and perform final testing of the major systems to ensure compliance.

Phase I - Identification. This phase was completed in the summer of 1998.

Phase II - Assessment.

                    Category                           Assessment
                    --------                           ----------

         Networking and Communications

              - Computer servers                 Compliant with minor issues

              - Network components               Compliant with minor issues

              - Software                         Compliant with minor issues

              - Databases                        Not compliant

         Desktop Computing                       Compliant with minor issues

         Major Applications

              -(Financial Management, HR,        Not reviewed; scheduled for
                 LIMS)                              replacement in FY99

         EA Laboratories  (Hardware
            and system-level software)           Not compliant

         Non-Information Technology

             - Phone switch                      Believed to be compliant - on-
                                                   going at branch locations

             - Voice mail                        Not compliant

             - Environmental systems             Believed to be compliant - on-
                                                   going at branch locations

Phase III - Remediation/Replacement. The following summarizes remediation and replacement for each category.

    Category               Required Action             Status
    --------               ---------------             ------

Networking Communication
    - Computer servers     Replace Servers             Completed

    - Network components   Upgrade                     Substantially completed;
                                                       two router upgrades
                                                       remaining; scheduled for
                                                       spring, 1999

    - Software             Upgrade                     Completed

    - Databases            Convert to compliant        Not complete; scheduled
                             software                    for summer, 1999

Desktop Computing          Standardize desktop         Completed
                             computing environment

                           Address minor applications  Ongoing through 1999

Major Applications         Replace financial manage-   Replacement on schedule;
                             ment system                 to be operational in
                                                         September, 1999

                           Replace Human Resources     Replacement on schedule;
                             system                      to be operational in
                                                         spring, 1999

EA Laboratories            LIMS                        TBD - Subject to letter
                                                          of intent to sell
                                                          division

                           Upgrade hardware and        Tested and verified fix
                             system-level software        upgrades; completion
                                                          to be determined

                           Replace process control      TBD - Subject to letter
                             systems                      of intent to sell
                                                          division

Non-IT
   - Phone switches        Complete branch assessment   Ongoing, summer, 1999

   - Voice mail            To be determined               --

   - Environmental systems Complete branch assessment   Ongoing, summer, 1999

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

Risks and Contingency Plans

Based on the progress the Company has made toward Year 2000 compliance during 1998, together with its plans for 1999, the Company does not anticipate significant risks associated with these efforts at this time. Since EA has adopted a plan to address these issues in a timely manner, it has not developed a comprehensive contingency plan should compliance programs fail to be completed successfully or n their entirety. The Company regularly monitors its progress in achieving Year 2000 compliance. Should the Company identify any significant risk of non-compliance, it will develop appropriate contingency plans on a timely basis.

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

The Company will continue to contact each of its major vendors and utilities to inquire into each system's Year 2000 compliance. The Company cannot fully assess the degree to which its customers, particularly the U.S. Government, will successfully complete a Year 2000 upgrade on a timely basis. Because a significant portion of the Company's business is from contracts with various federal government agencies, a failure by the U.S. Government to achieve Year 2000 compliance could have a significant adverse effect on the Company's future business, financial operations and results of operations.

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

Costs to Address Year 2000 Issues

The Company has not incurred, and presently believes that it will not likely incur, material costs in connection with effectuating Year 2000 compliance. This is because replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget. The Company currently estimates the cost of remediating its software and non-IT systems at approximately $30,000. The Company does not separately track the internal costs for the Y2K project; such costs are principally the related payroll costs for its Information Systems group.

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a vote of Security Holders

At the Annual Meeting of Stockholders held on January 14, 1999, the following proposals were adopted as indicated:

1. To elect six directors to serve until the next annual meeting and until their successors are elected and qualified.

         Director           For         Withheld
         --------           ---         --------

        E. Cashman       5,684,653      197,840
        D. Deieso        5,671,344      211,149
        L. Jensen        5,685,577      197,083
        R. Lamone        5,668,850      213,643
        C. Miller        5,675,725      206,768
        G. Radcliffe     5,675,466      207,027

2. To approve an increase in the number of shares of Common Stock reserved for issuance under the 1995 Non-Employee Stock Option Plan.

       For                   4,046,918
       Against                 520,067
       Abstain                  19,703
       Broker Non-Votes

3. To increase the number of shares of Common Stock reserved for issuance under the Company's Amended and Restated Stock Option Plan.

       For                   4,107,502
       Against                 449,085
       Abstain                  29,921
       Broker Non-Votes

4. To ratify and approve  adoption of the  Company's  1999  Long-Term  Incentive
Plan.

        For                  4,155,125
        Against                404,363
        Abstain                 27,020
        Broker Non-Votes

5. To approve the appointment of Arthur Andersen LLP, as the independent public accountants of the corporation.

        For                  5,822,580
        Against                 42,865
        Abstain                 15,048
        Broker Non-Votes


Item 5.       Other Information

During the second quarter of fiscal year 1999, the Company announced the resignation of Donald A. Deieso, who had served as President and CEO for two years. As a result of this action, EA's Chairman and founder, Loren D. Jensen has been reappointed to the role of Chief Executive Officer.

Dr. Deieso, who had also served as a member of the EA Engineering, Science, and Technology, Inc. Board of Directors, resigned from that position as well.

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


                             EA Engineering, Science, and
                             Technology, Inc. & Subsidiaries
                             -------------------------------
                                      (Registrant)




April 14, 1999                 By:  /s/ Loren D. Jensen
-----------------              -----------------------------------
                                        (Signature)


                               Loren D. Jensen
                               -----------------------------------


                               Chairman of the Board and CEO
                               -----------------------------------
                                         (Title)




April 14, 1999                  By:  /s/ Barbara L. Posner
-----------------               -----------------------------------
                                         (Signature)


                                Barbara L. Posner
                                -----------------------------------


                                Chief Financial Officer,
                                Chief Operating Officer
                                -----------------------------------
                                         (Title)