Form 10-Q
period 1999-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1999-07-14
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended May 31, 1999

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 9, 1999, was 6,325,663.
                                  ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX


PART I   -  FINANCIAL INFORMATION                                             3

Item 1   Financial Statements                                                 3
         Consolidated Balance Sheets - Assets                                 4
         Consolidated Balance Sheets - Liabilities and                        5
          Stockholders' Equity                                                5
         Consolidated Statements of Income                                    6
         Consolidated Statements of Cash Flows                                7
         Notes to Consolidated Financial Statements                           8

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

PART II  -  OTHER INFORMATION                                                20

Item 6   Exhibits and Reports on Form 8-K                                    20

         (a)  Exhibits
              27  Financial Data Schedule                                    22

PART I  -  FINANCIAL INFORMATION


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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        May 31,      August 31,
                                                         1999           1998
                                                     ------------  ------------

CURRENT ASSETS:

   Cash and cash equivalents........................ $ 1,930,500    $ 1,781,100
   Accounts receivable, net.........................   7,202,000      7,479,100
   Costs and estimated earnings in excess of
     billings on uncompleted contracts..............   7,391,300      5,655,600
   Refundable income taxes..........................      80,000        407,600
   Prepaid expenses and other.......................   1,113,000      1,068,100
   Net assets from discontinued operations..........     763,600      1,468,200
                                                     -----------    -----------
     Total Current Assets...........................  18,480,400     17,859,700
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment................   8,868,900      8,797,400
   Leasehold improvements...........................   1,027,200        984,600
                                                     -----------    -----------

   Total property and equipment, at cost............   9,896,100      9,782,000
   Less-Accumulated depreciation and amortization...  (9,017,000)    (8,719,100)
   Net property and equipment of discontinued
      operations....................................        --          718,200
                                                     -----------    -----------

   Net Property and Equipment.......................     879,100      1,781,100
                                                     -----------    -----------

OTHER ASSETS........................................   4,868,400      3,576,200
                                                     -----------    -----------

   Total Assets..................................... $24,227,900    $23,217,000
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       May 31,     August 31,
                                                        1999         1998
                                                    ------------  ------------

CURRENT LIABILITIES:

   Accounts payable................................ $ 3,283,400   $ 4,494,300
   Accrued expenses................................   2,246,200       735,100
   Accrued salaries, wages and benefits............   2,437,400     2,120,800
   Current portion of long-term debt...............     173,000       330,900
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts.............     364,000       246,700
                                                    -----------   -----------
     Total Current Liabilities.....................   8,504,000     7,927,800

LONG-TERM DEBT, net of current portion.............   3,456,900     1,279,800
                                                    -----------   -----------

     Total Liabilities.............................  11,960,900     9,207,600
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,323,200
     and 6,285,000 shares issued and outstanding...      63,300        62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued................        --            --
Capital in excess of par value.....................  11,095,500    11,049,300
Retained earnings..................................   1,108,200     2,897,200
                                                    -----------   -----------

     Total Stockholders' Equity....................  12,267,000    14,009,400
                                                    -----------   -----------

     Total Liabilities and Stockholders' Equity.... $24,227,900   $23,217,000
                                                    ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended              Nine Months Ended
                                                                  May 31,                        May 31,
                                                        ------------------------       ------------------------
                                                            1999         1998             1999           1998
                                                        -----------   -----------      -----------    ----------

Total revenue...........................................$12,349,000   $12,641,400      $34,963,700   $40,303,700
Less - Subcontractor costs.............................. (2,043,300)   (2,126,700)      (6,051,700)   (7,978,200)
Less - Other direct project costs....................... (1,118,300)   (1,406,000)      (4,038,500)   (4,122,900)
                                                        -----------    ----------      -----------    ----------
   Net revenue..........................................  9,187,400     9,108,700       24,873,500    28,202,600
                                                        -----------    ----------      -----------    ----------

Operating costs and expenses:
   Direct salaries and other operating.................   6,746,400     6,443,600       19,307,900    19,825,900
   Sales, general and administrative...................   1,941,900     2,439,300        6,136,300     7,115,800
   Gain on "key employee" life insurance...............        --        (261,100)            --        (261,100)
   Restructuring.......................................        --           --           2,132,600          --
                                                        -----------    ----------      -----------    ----------
     Total operating expenses..........................   8,688,300     8,621,800       27,576,800    26,680,600
                                                        -----------    ----------      -----------    ----------

Income (loss) from operations..........................     499,100       486,900       (2,703,300)    1,522,000

Interest expense, net..................................     (64,400)      (21,700)        (139,600)      (93,200)
                                                        -----------    ----------      -----------    ----------
Income (loss) from continuing operations
      before income taxes..............................     434,700       465,200       (2,842,900)    1,428,800
Provision for (benefit from) income taxes..............     181,200       188,800       (1,137,600)      574,200
                                                        -----------    ----------      -----------    ----------
Net income (loss) from continuing operations...........     253,500       276,400       (1,705,300)      854,600
                                                        ===========    ==========      ===========    ==========
Discontinued operations
   Income (loss) from operations of discontinued
      segment (net of tax).............................        --          36,100         (119,000)     (136,500)

Gain on disposal of EA Labs, including operating
      losses during phase-out period (net of tax)......      35,300          --             35,300          --
                                                         ----------    ----------      -----------    ----------

Net income (loss) from discontinued operations.........      35,300        36,100          (83,700)     (136,500)
                                                         ==========    ==========      ===========    ==========

Net income (loss)......................................  $  288,800    $  312,500      $(1,789,000)   $  718,100
                                                         ==========    ==========      ===========    ==========

Earnings per share - basic
   Continued operations................................       $0.04         $0.04           $(0.27)        $0.14
   Discontinued operations.............................        --            0.01            (0.01)        (0.02)
   Gain on disposal of segment.........................        0.01           --               --            --
   Net income..........................................        0.05          0.05            (0.28)         0.11

Earnings per share - diluted
   Continued operations................................       $0.04         $0.04           $(0.27)        $0.13
   Discontinued operations.............................        --            0.01            (0.01)        (0.02)
   Gain on disposal of segment.........................        0.01           --               --            --
   Net income..........................................        0.05          0.05            (0.28)         0.11

Weighted average shares outstanding....................   6,319,000     6,264,800        6,305,900     6,246,600
Effect of dilutive stock options.......................         600       252,500              700       105,700
Diluted weighted average shares outstanding............   6,319,600     6,517,300        6,306,600     6,352,300

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                               May 31,
                                                       -------------------------
                                                           1999         1998
                                                       -----------   -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net (loss) income.................................. $(1,789,000)  $  718,100
   Noncash expenses included in net income -
     Depreciation and amortization....................     532,000      888,100
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net.............     277,100    1,316,700
     Decrease in net assets of discontinued
       operations.....................................   1,422,800         --
     (Increase) in costs and estimated earnings in
       excess of billings on uncompleted contracts....  (1,735,700)  (1,497,500)
     (Increase) decrease in prepaid expenses and
       other assets...................................  (1,009,500)      66,000
     Increase (decrease) in accounts payable and
       accrued expenses...............................     616,800   (2,893,900)
     Refunds of income taxes..........................        --      1,868,300
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts..........................     117,300     (386,500)
                                                       -----------  -----------

     Net cash (used for) from operating activities....  (1,568,200)      79,300
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:

   Purchase of equipment, net.........................    (348,200)    (498,800)
                                                       -----------  -----------
     Net cash flows used for investing activities.....    (348,200)    (498,800)
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from (used for) revolving line
     of credit........................................   2,264,600      216,400
   Proceeds from issuance of common stock.............      46,600      128,200
   Reduction of long-term debt and short-term
     borrowings.......................................    (245,400)    (483,600)
                                                       -----------  -----------
     Net cash flows from financing activities.........   2,065,800     (139,000)
                                                       -----------  -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS        149,400     (558,500)
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, beginning of period.......    1,781,100    2,333,300
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period.............  $ 1,930,500  $ 1,774,800
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation -

The accompanying consolidated financial statements present the accounts of EA Engineering, Science, and Technology, Inc. (EA); its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc. (EA Financial); and the wholly-owned subsidiaries of EA Financial, EA Global, Inc. and EA de Mexico, S.A. de C.V. The entities are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

As of April 30, 1999, the Company sold its Analytical Services segment to Severn Trent Laboratories, Inc. All financial statements for the periods shown have been restated to reflect only the Management Consulting Services segment in continued operations.

Segment Information -

Historically, the Company was organized around two operating segments. However, in the quarter ended May 31, 1999, the Company divested its Analytical Services segment. The primary segment is Management Consulting Services, provided through a network of offices throughout the United States, Mexico and Guam.

Revenue Recognition -

The Company is an international consulting firm specializing in the fields of energy, the environment, and health and safety. These services are generally performed under time-and-material, fixed-price, and cost-plus-fixed-fee contracts. Task orders from these contracts vary in length from one month to two years.

The Company accounts for contract revenues and costs under fixed-price contracts using the percentage-of-completion method. The percentage of completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time-and-material and cost-plus-fixed-fee contracts are recognized currently as the work is performed. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

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

Major Clients -

Various agencies of the federal government accounted for approximately 44% and 51% of the Company's net revenue from continued operations for the nine months ended May 31, 1999 and 1998, respectively. Additionally, various agencies of the federal government accounted for approximately 40% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of May 31, 1999. For the nine-month period ended May 31, 1999 and 1998, the Company's net contracted backlog was approximately $23.9 million and $21.8 million, respectively. Various agencies of the federal government account for approximately 55% of net contracted backlog for each period.

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

Supplemental Disclosures of Cash Flow Information -

Cash paid for interest during the nine months ended May 31, 1999 and 1998 was $196,000, and $171,000, respectively. Retirements of property and equipment for the same period were $562,400 and $28,000, respectively. Fiscal year 1999 retirements were assets of the Analytical Services segment.

Accounting for Income Taxes -

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts. For the nine months ended May 31, 1999, the Company estimates a benefit from income taxes of approximately $1,197,300 due to restructuring costs recorded in the second quarter of fiscal 1999. This benefit has been recorded in Other Assets in the accompanying balance sheets.

Note 2.  DISPOSAL OF ANALYTICAL SERVICES SEGMENT

On April 30, 1999, the Company completed the cash sale of the EA Laboratories division to Severn Trent Laboratories, Inc. The assets of the analytical sampling segment sold consisted primarily of an inventory of supplies, the balance of costs and estimated earnings in excess of billings on uncompleted contracts as of the transaction date, and property, plant and equipment. The cash transaction resulted in a net pretax gain of $58,800.

Operating results of the Analytical Services segment for the six months ended February 28, 1999 are shown separately in the accompanying income statements. The income statement for the three months and nine months ended May 31, 1998 has been restated, and operating results of the discontinued segment are also shown separately.

Gross revenue of the Analytical Services segment for the nine months ended May 31, 1999 and 1998 were $4,298,900 and $4,616,600, respectively. These amounts are not included in the accompanying income statement's total revenue from continuing operations, but are reflected within discontinued operations.

Current assets and liabilities of the Analytical Services segment disposed of consisted of the following:

                                                     May 31,      August 31,
                                                      1999           1998
                                                    --------      ---------

       Cash and net accounts receivable..........   $763,600     $  964,200
       Costs and estimated earnings in excess
        of billings on uncompleted contracts.....       --          739,400
       Prepaids and other assets.................       --           22,500
       Current portion of long-term debt.........       --         (107,900)
       Accrued expenses..........................       --         (150,000)
                                                    --------     ----------
            Net current assets....................  $763,600     $1,468,200
                                                    ========     ==========

Property and equipment of the Analytical Services segment disposed of consisted of the following:

                                                       May 31,      August 31,
                                                        1999           1998
                                                      ---------     ----------

       Furniture, fixtures and equipment............     --         $ 4,309,500
       Leasehold improvements.......................     --           2,691,000
       Accumulated depreciation and amortization....     --          (6,282,300)
                                                      ---------     -----------
          Net property and equipment................     --         $   718,200
                                                      =========     ===========

Assets are shown at their expected net realizable value and current portion of long-term debt at their face amount.

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

For the nine months ended May 31, 1999 and 1998, the Company had no short-term borrowings.

Long-term debt consists of the following:

                                                      May 31,    August 31,
                                                       1999        1998
                                                   -----------   ----------

Revolving credit  facility  payable to a commercial
  Bank,  interest  charged at LIBOR plus 150 at
  May 31, 1999 and plus 200 at August 31, 1998,
  facility expires September 2000 ................. $3,456,900   $1,192,400

Note payable to a  commercial  bank  payable in
  equal  monthly  installments  of $29,600, which
  includes interest at 9.1%, through December 1999
  secured by certain computer equipment............    173,000      418,300
                                                    ----------   ----------
Total long-term debt ..............................  3,629,900    1,610,700
Less-current portion ..............................   (173,000)    (330,900)
                                                    ----------   ----------
Long-term portion ................................. $3,456,900   $1,279,800
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

Note 6.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 730,100 options are issued and outstanding as of May 31, 1999, having an average exercise price of $2.28. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67 which was equal to the market value on the dates of grant.

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 82,100 shares remain authorized for distribution under the Purchase Plan as of May 31, 1999.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its non-employee directors. The exercise price of the 36,000 options, which were outstanding as of May 31, 1999, ranged between $1.25 and $6.13, which equaled the fair market value at the dates of grant. A total of 64,500 options remain reserved for the Director Stock Option Plans as of May 31, 1999.

Note 7.  RESTRUCTURING:

In February 1999, the Company implemented several cost cutting measures to affect its long-term profitability objectives by aligning expenses more directly with revenues. In connection with the restructuring, the Company incurred charges of $2,132,600 during the fiscal 1999 second quarter primarily related to severance agreements of several senior sales and executive staff. This restructuring included a staff reduction of approximately 30 employees including several officers.

As of May 31, 1999, the Company had an accrual of $1,186,800 included as other current liabilities in the accompanying consolidated balance sheets for costs to be incurred in future periods.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 1999 (Consolidated)

Net revenue from continued operations for the three months ended May 31, 1999 was $9,187,400, compared to $9,108,700 for the same period in the prior fiscal year. Net revenue remained steady despite a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts. To offset the federal sector decline, the Company was successful in increasing revenue in the industrial sector.

Direct salaries and other operating costs increased 4.7% to $6,746,400 or 73.4% of net revenue from $6,443,600 or 70.7% for the three-month period ended May 31, 1999 and 1998, respectively. This increase is primarily due to higher than normal self-insurance health claims and the timing of other insurance related expenses from quarter to quarter.

Sales, general and administrative costs decreased by 20.4% to $1,941,900, or 21.1% of net revenue, from $2,439,300, or 26.8% of net revenue, for the three-month period ended May 31, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. This decrease is directly the result of the $2,132,600 restructuring charge taken in the second quarter ended February 28, 1999 to more closely align expenses with revenues.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included in the Company's balance sheet.

As a result of the above factors, the Company incurred a gain from continued operations for the three months ended May 31, 1999 of $499,100 or 5.4% of net revenue compared to operating income of $486,900 or 5.3% of net revenue in the prior fiscal period ended May 31, 1998. Interest expense, net, increased $42,700 in the current quarter compared to the prior year. The net increase in interest expense is due to a higher line of credit balance used to fund operating and restructuring activities.

The provision for income taxes was $181,200 for the three months ended May 31, 1999, compared to a provision for income tax of $188,800 in the third quarter of fiscal 1998. This represents an effective rate of 42%.

As a result of the above factors, the Company incurred a net gain from continued operations for the three months ended May 31, 1999 of $253,500 compared to net income of $276,400 in the third quarter of fiscal 1998.

The Company recorded a net gain of $35,300 on the disposal of its Analytical Services segment for the three months ended May 31, 1999. The discontinued segment provided net income of $36,100 in the prior year's third quarter ended May 31, 1998.

As a result of the above factors, the Company incurred a net overall gain of $288,800, or 3.1% of net revenue, for the three months ended May 31, 1999 compared to $312,500 or 3.4% for the third quarter of fiscal 1998.

Nine Months Ended May 31, 1999 (Consolidated)

Net revenue from continued operations for the nine months ended May 31, 1999 was $24,873,500, a decrease of 11.8% from $28,202,600 for the same period in the prior fiscal year. This decrease in net revenue is primarily due to lower contract volume across most client sectors, partially offset by a 16% increase in the industrial sector. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts, and a $500,000 write-off of certain non-collectible prior period revenue made in the second quarter of fiscal 1999. Additionally impacting the decrease, for the nine months ended May 31, 1998, the Company realized approximately $705,000 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

During the quarter ended February 28, 1999, the Company addressed the fact that its sales and marketing program was not generating increased sales in the private sector to replace expiring federal contracts. As a result, although the Company was successful in keeping operating costs steady from quarter to quarter, its overhead structure was too large. The actions resulted in a one-time restructuring charge of $2,132,600 primarily related to severance agreements for approximately 30 sales and marketing staff members, including several senior executives.

Direct salaries and other operating costs decreased 2.6% to $19,307,900 from $19,825,900 for the nine-month period ended May 31, 1999 and 1998, respectively. This decrease is due to lower salaries and benefits from quarter to quarter. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 77.6% for the nine months ended May 31, 1999 compared to 70.3% for the same period in 1998.

Sales, general and administrative costs decreased by 13.8% to $6,136,300 from $7,115,800 for the nine-month period ended May 31, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs. However, as a result of lower net revenue, sales, general and administrative costs as a percentage of net revenue 24.7% for the nine months ended May 31, 1999, compared to 25.2% in the prior year.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included in the Company's balance sheet.

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

As a result of the above factors, the loss from continued operations for the nine months ended May 31, 1999 was $1,705,300, or 6.9% of net revenue, compared to income from operations of $854,600, or 3% of net revenue, in the prior fiscal period ended May 31, 1998. Interest expense, net, increased $46,400 in the current nine-month period compared to the prior year. The net increase in interest expense is due to a higher line of credit balance used to fund operating activities.

For the nine months ended May 31, 1999, the Company had a benefit from income taxes of $1,137,600 compared to a provision for income taxes of $574,200 for the nine-month period ended May 31, 1998. This represents an effective rate of 40%.

The net loss from continued operations for the nine months ended May 31, 1999 was $1,705,300, or 6.9% of net revenue, compared to net income of $854,600, or 3.0%, for the nine-month period ended May 31, 1998.

For the nine-month period ended May 31, 1999, the Company had a $83,700 net loss from its discontinued Analytical Services segment, compared to a $136,500 net loss from this segment for the nine months ended May 31, 1998. Included in the net $83,700 loss is a $35,300 gain on the disposal during the third quarter ended May 31, 1999.

As a result of the above factors, the Company incurred a net overall loss of $1,789,000, or 7.2% of net revenue, for the nine months ended May 31, 1999, compared to a net overall gain of $718,100, or 2.5% of net revenue, for the prior year's nine-month period.

Liquidity and Capital Resources

Cash and cash equivalents increased by $149,400 for the nine months ended May 31, 1999. The increase principally resulted from borrowings against the Company's line of credit used for operating activities. Increased borrowings to fund operating activities became necessary during the year as revenue began to decline due to multi-year federal contracts reaching completion without being replaced by new contracts. As a result, the Company's revenue was no longer capable of maintaining the current overhead structure of the Company. To address this problem, the Company made several restructuring moves to reduce annual operating expenses by approximately $3.5 million. The restructuring included a staff reduction of approximately 30 employees including several officers of the Company. Additionally, the Company sold its EA Laboratories division for cash during the quarter ended May 31, 1999. Proceeds from the sale, as well as restructuring efforts, helped decrease the line of credit balance by $755,200 from $4,212,100 as of February 28, 1999 to $3,456,900 as of May 31, 1999. The
Company anticipates a further reduction in its line of credit balance during the next several quarters, as revenues exceed operating expenses and restructuring commitments end.*

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $348,200 and $498,800 for the nine months ended May 31, 1999 and 1998, respectively. Included in the current fiscal year capital expenditures is $193,600 in implementation costs related to the Company's upcoming project accounting system that is expected to be completed in the first quarter of fiscal 2000.

At May 31, 1999, the Company had outstanding long-term debt, including the current portion, of $3,629,900. This represents a net increase of $2,019,200 from the $1,610,700 balance at August 31, 1998. The increase is the result of a $2,264,500 increase in its revolving line of credit balance as described in the previous paragraph, partially offset by net repayments of $245,300 for equipment and computer loans.

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

          - Network components            Compliant with minor issues

          - Software                      Compliant with minor issues

          - Databases                     Not compliant

     Desktop Computing                    Compliant with minor issues

     Major Applications

          -(Financial Management,         Not reviewed; scheduled for
              Human Resources)              replacement in FY99

     Non-Information Technology

          - Phone switch                   Believed to be compliant at Cor-
                                             porate and Baltimore locations;
                                             ongoing at branch locations

          - Voice mail                     Believed to be compliant at all
                                             locations

          - Environmental systems          Believed to be compliant; ongoing
                                             at branch locations

Phase III - Remediation/Replacement. The following summarizes remediation and replacement for each category.

    Category                Required Action              Status
    --------                ---------------              ------

Networking Communication
   - Computer servers      Replace Servers              Completed

   - Network components    Upgrade                      Completed

   - Software              Upgrade                      Completed

   - Databases             Convert to compliant         Not complete; scheduled
                            software                     for summer, 1999

Desktop Computing          Standardize desktop          Completed
                            computing environment

                           Address minor applications   Ongoing through 1999

Major Applications         Replace financial manage-    Replacement on schedule;
                             ment system                  to be operational in
                                                           September, 1999

                           Replace Human Resources      Replacement on schedule;
                             system                       to be operational in
                                                           summer, 1999

Non-IT
   - Phone switches        Complete branch assessment   Ongoing, summer, 1999

   - Voice mail            No action required              --

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

For the reasons stated above, EA does not presently anticipate that the Year 2000 phenomenon will cause any significant disruption to its business, financial operations or results of operations. However, if the Company's customers or subcontractors fail to prepare adequately for Year 2000, there could be numerous and significant effects on EA. For example, subcontractors may not be able to obtain or deliver needed data; EA employees might be unable to perform work, resulting in a loss of revenue; payments may fail to arrive on time. Any or all of these contingencies could, under certain circumstances, result in a substantial and material impact on EA's financial performance.*

Costs to Address Year 2000 Issues

The Company has not incurred, and presently believes that it will not likely incur, material costs in connection with effectuating Year 2000 compliance. This is because replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget. The Company currently estimates the cost of remediating its software and non-IT systems at approximately $50,000. The Company does not separately track the internal costs for the Y2K project; such costs are principally the related payroll costs for its Information Systems group.

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


                                          EA Engineering, Science, and
                                          Technology, Inc. & Subsidiaries
                                          -------------------------------
                                                   (Registrant)




  July 14, 1999                           By: /s/ Loren D. Jensen
-----------------                         --------------------------------
                                                   (Signature)


                                          Loren D. Jensen
                                          -------------------------------


                                          Chairman of the Board and CEO
                                          -------------------------------
                                                   (Title)




July 14, 1999                             By:  /s/ Barbara L. Posner
---------------                           -------------------------------
                                                  (Signature)


                                          Barbara L. Posner
                                          -------------------------------


                                          Chief Financial Officer,
                                          Chief Operating Officer
                                          -------------------------------
                                                 (Title)