Form 10-K
period 1999-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 1999-11-23
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

                  ANNUALREPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the fiscal year ended August 31, 1999 Commission File Number 0-15587
                              ---------------                 --------------

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

             (Exact Name of Registrant as Specified in its Charter)

                         Delaware                    52-0991911
                         --------                    ----------
      (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                11019 McCormick Road, Hunt Valley, Maryland 21031
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October 29, 1999 was approximately $2,629,000.
---------

The number of shares outstanding of the Registrant's Common Stock as of October 29, 1999 was 6,332,515.
             ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 1999 Annual Report to Stockholders are incorporated by reference in Part II of this Report.
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for January 13, 2000 are incorporated by reference in Part III of this Report.

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.



                                    FORM 10-K
                                TABLE OF CONTENTS

     Item                                                            Page
     ----                                                            ----

                                     PART I

    1  Business                                                        1
    2  Properties                                                     11
    3  Legal Proceedings                                              11
    4  Submission of Matters to a Vote of Security Holders            11

                                     PART II

    5  Market for the Registrant's Common Stock and Related
         Shareholder Matters                                          12
    6  Selected Financial Data                                        13
    7  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    13
    8  Financial Statements and Supplementary Data                    20
    9  Disagreements on Accounting and Financial Disclosure           36

                                    PART III

   10  Directors and Executive Officers of the Registrant             37
   11  Executive Compensation                                         37
   12  Security Ownership of Certain Beneficial Owners and
         Management                                                   37
   13  Certain Relationships and Related Transactions                 37

                                     PART IV

   14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                     38
       Signatures                                                     42
       Exhibit Index                                                  43

                                     PART I


ITEM 1.       BUSINESS

General

EA Engineering, Science, and Technology, Inc., together with its wholly-owned subsidiaries ("EA" or the "Company") is an international consulting firm specializing in the fields of energy, the environment, and health and safety. Through its network of more than 20 branch and satellite offices and its international operations, EA provides scientific, engineering, economic, and management solutions to government, industrial and utility clients. The goal of the Company is to help management in industry and government improve their performance and achieve their business and organizational objectives.

EA's organizational structure consists of the parent company, EA Engineering, Science, and Technology, Inc.; its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc.; and EA Financial's wholly-owned subsidiaries, EA Global, Inc. and EA de Mexico, S.A. de C.V.

The Company was founded and initially incorporated in Maryland in 1973; after a name change, the Company was subsequently incorporated in Delaware in 1986. The Company was initially engaged in environmental assessment and permitting related to power plant siting and expansion. Since that time, the Company has responded to market conditions and opportunities by expanding its services and client base. EA provides its services through a network of offices located throughout the United States, Mexico and Guam.

Historically, the demand for EA's services was driven largely by federal, state and local environmental laws and regulations impacting the Company's clients. A great deal of cleanup activity and progress has been generated as a result of those laws and regulations; in 1996, the U.S. environmental market reported revenues of $186 billion. However, as with all regulatory-driven businesses, the industry and the Company's performance are inextricably linked to the pace and intensity with which the regulations are written, promulgated, and enforced. During the past several years the regulatory enforcement pace has slowed, resulting in an increasingly competitive environmental market.

More recently, the demand for the Company's services has been stimulated by new, more business-oriented factors, including the recognition that it is more cost-effective to prevent pollution than to remediate it after discharge and the success of market-based programs such as wetlands banking. Within these incentive systems are a series of programs, such as emissions trading, brownfields redevelopment, and wetlands banking, that provide a benefit to clients and contribute to the overall enhancement of environmental quality. Additionally, many clients now see environmental strategy as a method of increasing global competitiveness and enhanced profitability. EA believes that this strategic shift will stimulate opportunity for its business-oriented consulting services in both the domestic and international markets.

In the Company's role as an advocate and strategic resource to clients, EA provides the management perspective and technical skills to anticipate, identify, address and resolve those energy, environmental, and health and safety issues affecting business performance and profitability.

Management Consulting Services

EA provides management consulting services to clients in the areas of energy, the environment, and health and safety. The Company's primary service areas are Water Quality and Water Resources Management, Energy and Air Quality Management, Ecotoxicology and Bioassessment, Natural Resource and Risk Management, Sediment Management, Site Characterization and Remediation, Solid Waste Management, In-Plant Services, Information Management Technology, and Strategic Planning of Environmental Issues.

The multi-faceted nature of most environmental problems, however, requires an interdisciplinary team of professionals to provide an integrated solutions, and strict classification by service area is not practical for most of the Company's consulting practice. In providing its services, EA has developed certain remedial and analytical technologies, planning and management services, and processes for the mitigation and control of environmental damage and risks. In addition, EA assists clients in responding to issues raised by regulatory agencies, community groups, and "interested" organizations. All of the service areas are part of the vertically-integrated capabilities the Company offers its clients.

The Company's services normally are performed by a team of scientists, engineers, planners and economists and include a combination of the following:

o Consultation to determine the nature and scope of potential environmental, energy, or health and safety problems.
o Development and implementation of solutions to identified environmental, energy, or health and safety issues.
o Economic analyses, database development, strategic and tactical planning of environmental, energy, and health and safety programs.
o On-site sampling, monitoring, and measurement of discharges and emissions.
o Evaluation of environmental or human health risks.
o Preparation of reports for regulatory agencies.
o Participation and representation of clients in public and regulatory hearings.
o Engineering certification of design specifications.
o Design and implementation of remedial action.
o Environmental program management and outsourced support.

The Company's contracts are generally undertaken on a time-and-materials, fixed-price, or cost-plus-fixed-fee basis. Fixed-price contracts and certain time-and-materials and cost-plus contracts with upset limits require EA to bear the risk of cost overruns. Most of the Company's contracts provide that the client may at any time cancel any portion of the work not yet performed.

The following table reflects the approximate percentage of consolidated net revenue derived by contract type in each of the three years in the period ended August 31, 1999:

                                               Year Ended August 31
                  ----------------------------------------------------
                                             1999      1998      1997
                  ----------------------------------------------------

                  Time-and-materials          37%       33%       34%
                  Fixed-price                 41        48        44
                  Cost-plus-fixed-fee         22        19        22
                  ----------------------------------------------------
                                             100%      100%      100%
                  ====================================================

During fiscal 1999, the majority of the Company's work continued to be from fixed-price and time-and-materials contracts. The Company considers this to be an industry trend whereby clients transfer additional risk to the prime contractor and the Company transfers additional risk to its subcontractors, when applicable.

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

During fiscal 1999, the Company provided services to more than 400 industrial, utility and government clients through more than 1,250 projects in the private sector and 350 projects in the federal government sector. Although more private-sector projects were performed, the portion of net revenue provided by the federal government was 54%, 50%, and 46% in fiscal years 1999, 1998 and 1997, respectively. The Company believes that a diversified mix of business revenue derived from each of its client sectors (federal government, state and local governments, industry and utilities) will help ensure its continuing financial success. As EA's mix of business varies by geographic location, the Company implemented a regional organization structure in fiscal 1999 to support the decentralization of its marketing and business development program. A regional structure places business develop-ment and marketing resources directly within proximity to regional clients where they are needed and further increases concentration on operations. Under the regional structure, EA's operations include the Northeast, Mid-Atlantic, Southeast, North Central, South Central and West.

Although a significant portion of net revenue was derived from agencies of the federal government, the Company's services are performed for many different departments and in many different regions of the country, thereby reducing the financial risks associated with delays or cancellation of any particular contract. In management's opinion, the loss of any one of the Company's clients other than a major government client within its major revenue-generating sectors would not have a material effect on operations or profitability.

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 1999

                                             Year Ended August 31,
      ---------------------------------------------------------------
                                            1999       1998      1997
      ---------------------------------------------------------------
      Federal government                     54%        50%      46%
      Industrial and other private sector    36         37       42
      Energy utilities                        2          6        5
      State and local government              8          7        7
      ---------------------------------------------------------------
                                            100%       100%      100%
      ===============================================================

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

A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of work to include follow-on complementary activities and new activities, and often refer EA to their colleagues at other locations. It is estimated that 41% of new awards in fiscal 1999 were due to expanded scope of work at existing client locations. Additionally, the Company has an active business development program to identify new clients that have not yet engaged its services. In fiscal 1999, the Company was awarded approximately $12 million, or 24%, from new clients. The Company often teams with other consulting firms or provides its services as a subcontractor to larger architect/engineer or engineer/contractor firms. The Company tracks prospective business through an opportunity pipeline network.

Backlog

At August 31, 1999, the Company's total contract backlog was approximately $35.9 million compared to contract backlog of $43.4 million at August 31, 1998. The decrease in total contract backlog is largely attributable to the Company divesting its Analytical Services segment during fiscal 1999, which had annual sales of approximately $7.0 million and certain federal contracts that were completed in fiscal 1999. Because subcontractor and other direct project costs can change significantly from project to project, the change in total contract backlog is not necessarily a true indication of business trends. Accordingly, the Company considers net backlog (total less estimated subcontractor and other project costs) as its primary measure of backlog. The Company's net contract backlog was approximately $24.0 million at the end of fiscal 1999, compared to approximately $22.2 million at the end of fiscal 1998. This $1.8 million increase is due to a greater percentage of backlog in the industrial sector which generally has less subcontractor and other direct costs than federal sector projects. The Company expects that approximately 80% of the contract "fiscal" backlog will be completed during the fiscal year. The Company's total contract backlog attributable to federal government contracts as of August 31, 1999 was $21.8 million ($14.2 million, net), compared to $27.8 million ($13.5 million, net) a year earlier.

In addition to this contract backlog, at August 31, 1999, the Company held indefinite delivery/indefinite quantity (ID/IQ) type contracts from various clients, principally government agencies for up to $79 million compared to $217 million at August 31, 1998. The decrease is due to three large ID/IQ contracts that were completed in FY99. The expiring contracts contributed approximately $11.3 million, or 22%, of new awards and approximately $8.7 million in net revenue, or 25%, in fiscal 1999. Although the completion of these ID/IQ contracts is significant, the Company plans to keep awards and revenue steady in fiscal 2000.* To achieve growth into fiscal 2000 and beyond, the Company has made several investments in the international and domestic markets opening offices in Miami and New York City, as well as expanding its Mexico operation in fiscal 1999. In addition, the Company expanded in Texas by opening an office in Houston in fiscal 1999, after winning a large basic ordering agreement with its largest private sector client.

There can be no assurance, however, that work under any of these ID/IQ contracts will be authorized or that work once authorized will not be cancelled. Generally, these contracts provide for a fixed percentage of profit based on estimated costs. In the event of cancellation, the Company is entitled to recover its incurred costs and associated profit. Terminations and cancellations of government contracts have not been material in the past. The level of backlog may fluctuate during each year, and accordingly, the backlog at any point in time does not necessarily reflect near-term anticipated operating results. Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the govern-ment. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak workloads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company.*

The Company also provides services on major long-term private sector contracts under basic ordering agreements that provide for work on a task basis during any particular year. For example, the Company was awarded a $3 million basic ordering agreement with Exxon for sites near Houston, Texas, and was awarded an open-ended national basic ordering agreement with Hertz. Upon receipt of related authorizations, the work is included in contract backlog. Because such specific authorizations are generally for periods considerably shorter than the duration of the period the Company expects to perform services for a particular client, management believes that its backlog figures are not necessarily indicative of its future revenue.

Employees

As of August 31, 1999, the Company had approximately 370 full-time employees compared to approximately 400 full-time employees at August 31, 1998. The decrease in employees was a result of staff reductions made in the second quarter as part of restructuring efforts and the sale of EA Laboratories in the third quarter which had a staff of approximately 60. Adjusting to remove the effects of the strategic staff reductions in fiscal 1999, the Company actually increased in size by approximately 60 employees. Most of the Company's employees are engaged in performing scientific, engineering, remediation and consulting services; the remainder provide executive, administrative and other support services. The Company also hires part-time or temporary personnel to meet the requirements of a particular contract. EA's staff includes professional engineers, biologists, chemists, geologists, industrial hygienists, public health scientists, regulatory specialists, toxicologists, industrial planners, computer scientists, and business managers.

The Company has invested in training and mentoring programs to promote a "continuing learning" process within the firm. The Company has instituted several programs including project manager training, sales management seminars and technical development programs, and has an established professional career path development program. Additionally, the Company offers a tuition reimbursement program for all employees of the firm.

None of the Company's employees is represented by a union. The Company considers its relationship with employees to be good.

Competition

Nationwide, the environmental industry employs more than one million people, working at over 100,000 firms and generating revenues in excess of $186 billion. The environmental engineering and consulting market continues to be highly competitive and requires skilled and experienced professional, technical, and management personnel. Today, the domestic market for environmental services can be characterized as flat in revenue and income. Over the past several years, in an effort to reduce costs and increase volume, the environmental industry experienced an increase in merger and acquisition activity, resulting in several mega-environmental firms with revenues greater than $500 million.

Typical projects, especially those in excess of $100,000, are bid on by numerous firms. The principal competitive factors are client relationships, pricing, reputation, and quality of services, expertise, and local presence. Increasingly, multiple firms are deemed "technically qualified," leaving price and established relationships to determine the winning bid.

EA believes that its favorable competitive factors are its multidisciplinary capabilities, its reputation for quality of services, and its geographical dispersion. In each market sector, EA competes with engineering and consulting firms which are both larger and smaller than the Company, although management believes no one firm currently dominates a significant portion of any of the service areas either regionally or nationally.

Regulatory Matters

Environmental laws and regulations have been enacted by federal, state and local governments in response to public pressure and scientific evidence identifying adverse effects of public and business activity on the environ-ment and human health and safety. Historically, compliance with these laws and regulations was the primary driver in creating demand for the Company's services and continues to be a prime source of demand for EA's services. Among the dozens of federal environmental statutes and regulations under which EA provides services are the following, broad-based statutes:

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

The CAA Amendments of 1990 also established requirements for the EPA to adopt Risk Management Program (RMP) requirements, affecting an estimated 64,000 facilities nationwide, handling toxic, flammable, and /or reactive chemicals. These regulations were adopted in June 1996 and became effective June 1999. The regulations address programs and procedures designed to prevent or minimize the consequences of accidental releases of hazardous materials that could affect the public or environment. Affected facilities will be required to develop RMP programs and to share the results of that RMP, including their worst-case scenario data, via the Internet.

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

The Brownfields Initiative was introduced by the Clinton Administration to resolve the cleanup and liability issues associated with contaminated, often abandoned, industrial and commercial facilities known as "brownfields." The Initiative sought to encourage economic development and property reuse of brownfields, which typically are located in urban areas, by resolving cleanup and liability issues to owners, operators and prospective developers of such sites. Most states and many local governments now have voluntary or manda-tory brownfields programs in place.

The  Intermodal   Surface   Transportation   Efficiency  Act  (ISTEA)  of  1991,
established funding for mass transportation and public transit programs; introduced the Congestion Mitigation and Air Quality (CMAQ) program to provide funding for non-attainment areas under the CAA to meet attainment deadlines; and included funding for alternative-fuel transit buses. In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century (TEA-21). TEA-21 earmarks $218 billion for highway and transit projects over the next six year period, streamlining the environmental review process, promoting the use of market-based incentives, and giving states the flexi-bility to use funds for transportation projects that include reuse of brownfield sites.

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

In  addition  to  the  historic  EA  markets   represented   by  these   federal
regulations, two key factors have emerged to expand the Company's market opportunities. The first factor centers on international environmental standards and regulations including the International Standard Organization (ISO) 14000 series of certifications, which commits participants to an approach of continuous environmental improvement and exacting environmental performance standards, and the Kyoto Accord, which the United States signed in December, 1997, thereby committing to a reduction of greenhouse gas emissions to the level that existed in 1990. The second factor stems from a strategic shift in approach by US environmental regulators including the US Environmental Protection Agency. Illustrated by EPA's "Common-Sense Initiative" and the Vice President's "Reinvention of Government," this new approach emphasizes market-based incentives, industry-specific regulation, pollution prevention and voluntary responses by the regulated community. The interest of a growing number of companies to move beyond compliance to a higher, self-imposed standard of "sustainability" or "environmental stewardship" introduces substantial new markets for EA's management consulting services.

The Fish and Wildlife Coordination Act (initially enacted 10 March 1934) relates specifically to the requirement for coordination with resource agencies for all federally funded projects. Consultation has become increasingly important over recent years for numerous projects.

o  State Departments of Natural Resources
o  U.S. Army Corps of Engineers
o  State Fish and Game Department
o  U.S. Forest Service
o  State Water Resources Control Boards
o  National Marine Fisheries Service
o  U.S. Fish and Wildlife Service
o  State Historical Preservation Offices
o  Bureau of Land Management
o  National Park Service

The Endangered Species Act (Public Law 93-205 and amendments) enacted in December 1973, specifies the requirements for the protections of species determined to be endangered by the U.S. Fish and Wildlife Service. Under the requirements of the Act, any Federal actions or actions by entities receiving Federal funds, must not jeopardize the continuing existence of endangered or threatened plants or wildlife, nor result in the destruction or adverse modification of critical habitat. Such projects must involve a review by the Fish and Wildlife Service of existing conditions and a determination that no known rare, threatened, or endangered species are involved in the project area or, if such species are identified, that a specific set of consultations and reviews be conducted.

The National Historic Preservation Act (NHPA) has established sets of Federal policy and implementing regulations for the protection of America's cultural environment that may come into conflict with the needs of a specific project.
Section 106 of the NHPA requires Federal agencies to consider the effects of their actions on historic properties and seeks comments from the Advisory Council on Historic Preservation.

The Wild and Scenic Rivers Act of 1968 designated certain rivers to be of national significance because they possess outstanding and remarkable scenic, recreational, geologic, fish and wildlife, historic, cultural, and other similar values. These rivers, according to the law, should be preserved in their free-flowing conditions for the benefit and enjoyment of present and future generations.

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

EA has endeavored to protect itself through contractual indemnification from clients when possible and by intensifying its existing quality control and assurance, internal risk management, and health and safety programs. Generally, indemnification is not available under the Company's government contracts. The Company's quality control and assurance program includes a control function to establish standards and procedures for performance and documentation of performance of project tasks, and an assurance function to audit the control function and to monitor compliance with procedures and quality standards. An additional objective of this program has been to establish practices and procedures to protect EA personnel from hazardous substances. This is accomplished through a company-wide occupational safety and health monitoring program managed by corporate health and safety professionals.

Equipment

The Company owns substantially all of the computer, monitoring, testing and other equipment required to render its various consulting and testing services. Additionally, the Company leases certain computer, office furniture, and other equipment. Equipment and various other items the Company purchases on behalf of clients are available from several suppliers and the Company is not dependent on any one supplier.

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

The Company's primary branch and satellite offices in the United States are located in:

 Baltimore, Maryland     Boston, Massachusetts       Lincoln, Nebraska
 New Castle, Delaware    San Francisco, California   Dallas, Texas
 New York, New York      Sacramento, California      Houston, Texas
 Newburgh, New York      Seattle Washington          Fairbanks, Alaska
 Syracuse, New York      Chicago, Illinois           Honolulu, Hawaii
 Iselin, New Jersey      Oak Brook, Illinois         Miami, Florida
                         Pittsburgh, Pennsylvania

In addition, the Company has established office locations in Mexico City, Mexico and Yigo, Guam.

The Company leases office and storage facilities for each regional office. Presently, the facilities are suitable, adequate, and generally utilized to capacity.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended August 31, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

On October 31, 1986, EA common stock began public trading in the over-the-counter market under the symbol "EACO." The following table shows the high and low closing sales price reported on the NASDAQ National Market Small Cap Systems ("NASDAQ"). As of October 13, 1999, the Company's common stock began trading on the NASDAQ Small Cap Market System. Such over-the-counter market quotations, however, reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               High             Low
                                               ----             ---

   Fiscal 1998:   First Quarter               $2.44           $1.88
                  Second Quarter               2.50            1.75
                  Third Quarter                4.00            2.25
                  Fourth Quarter               3.25            1.56

   Fiscal 1999:   First Quarter               $2.00           $1.00
                  Second Quarter               1.50            1.00
                  Third Quarter                1.56            0.94
                  Fourth Quarter               1.38            1.00

On October 29, 1999, the closing price of the common stock as reported by NASDAQ was $0.656 per share. On that date, there were approximately 871 holders of record.

To date the Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the periods indicated have been derived from the audited consolidated financial statements of the Company. In the quarter ended May 31, 1999, the Company divested its Analytical Services segment. The selected financial data for all years has been adjusted to show only continued operations and does not reflect the Analytical Services segment. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

                                              Year Ended August 31,
--------------------------------------------------------------------------------
                                        1999     1998    1997     1996    1995
--------------------------------------------------------------------------------
                                      (in thousands, except per share amounts)
Operations data:
  Total revenue                       $48,820  $53,614  $68,189  $80,933 $85,644
  Net revenue                          34,239   36,696   37,443   48,495  54,761
  Income (loss) from continuing
     operations                        (2,316)   1,068   (7,150)      38   4,099
  Net income (loss) from
     continuing operations             (1,390)     667   (4,615)    (124)  2,804

  Basic earnings (loss) per share      $(0.22)   $0.11   $(0.74)  $(0.02)  $0.47
  Diluted earnings (loss) per share    $(0.22)   $0.11   $(0.74)  $(0.02)  $0.45

  Weighted average shares outstanding   6,312    6,255    6,206    6,138   5,998
  Diluted weighted average shares
      outstanding                       6,313    6,347    6,206    6,138   6,174

Balance sheet data:
  Working capital                     $10,553  $ 9,932  $10,182  $15,955 $17,663
  Total assets                         23,843   23,217   26,642   33,329  36,368
  Short-term borrowings                    --       --       --       --      --
  Long-term borrowings, net of
      current portion                   3,303    1,280    2,332    2,665   4,033

  Stockholders' equity                $12,595  $14,009  $13,257  $18,558 $18,880


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

The Company, in the course of providing its services, routinely subcontracts such services as drilling, laboratory analyses, and other specialized services. In addition, as described in the "General" section of Item 1, the use of teaming partners for the performance of services similar to those of the Company, is included in subcontracts. In accordance with industry practice and contract terms that generally provide for the recovery of overhead costs, these costs are passed directly through to clients and are included in total revenue. Because subcontractor costs and direct charges can change significantly from project to project, the change in total revenue is not necessarily a true indication of business trends. Accordingly, the Company considers net revenue, which is total revenue less subcontractor costs, as its primary measure of revenue.

Results of Operations

The following table sets forth the percentage relationships of selected items in the consolidated statement of continued operations to net revenue for the years indicated. The table has been adjusted to show the relationship of continued operations for each year and does not include results of the discontinued Analytical Services segment.

                              Year Ended August 31,
---------------------------------------------------------------------------
                                                   1999     1998    1997
---------------------------------------------------------------------------
Net revenue                                       100.0%   100.0%   100.0%
---------------------------------------------------------------------------
Operating expenses:
      Direct salaries and other operating
        expenses                                   76.5     71.9     87.7
      Sales, general and administrative            23.5     25.5     22.7
      Gain on "key employee" life insurance         --      (0.7)     --
      Restructuring charges                         6.2      --       8.0
----------------------------------------------------------------------------
        Total operating expenses                  106.2     96.7    118.4
----------------------------------------------------------------------------
Income (loss) from continuing operations           (6.2)     3.2    (18.3)
Interest expense, net                              (0.5)    (0.3)    (0.8)
----------------------------------------------------------------------------
Income (loss) before income taxes                  (6.8)     2.9    (19.1)
(Benefit from) provision for income taxes          (2.7)     1.1     (6.8)
----------------------------------------------------------------------------
      Net income (loss) from continuing
        operations                                 (4.1)%    1.8%   (12.3)%
----------------------------------------------------------------------------

Fiscal 1999 Compared to Fiscal 1998

Net revenue from continued operations in fiscal 1999 decreased 6.7% to $34,239,400 from $36,696,400. This decrease in net revenue is primarily due to lower contract volume with the federal government due to the completion of certain indefinite delivery/indefinite quantity contracts. In addition to lower contract volume, $500,000 of certain noncollectible prior period revenue was written off in the second quarter of fiscal 1999. Additionally impacting the decrease, in fiscal 1998 the Company realized approximately $676,700 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

Direct salaries and other operating costs of $26,199,400 slightly decreased for the twelve months ended August 31, 1999 compared to $26,393,600 in the prior fiscal period. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage of net revenue increased to 76.5% in fiscal 1999 compared to 71.9% in fiscal 1998.

Sales, general and administrative costs decreased 14.2% to $8,042,500, or 23.5% of net revenue, in fiscal 1999 from $9,374,400, or 25.5% of net revenue, for the twelve months ended August 31, 1998. The decrease is due to lower sales and marketing related costs incurred as a result of strategic initiatives made in fiscal 1999. These initiatives included a restructuring in the second quarter reducing personnel and implementing a regional sales organization to support the decentralization of EA's marketing and business development program.

In the prior period ended August 31, 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included in the Company's balance sheet.

To address the Company's high overhead in relation to net revenue, in February 1999, the Company implemented several cost-cutting measures to effect its long-term profitability objectives by aligning expenses more directly with revenues. In connection with the restructuring, the Company incurred a one-time charge of $2,132,600 related primarily to severance agreements of 30 staff members including several senior sales and executive staff.

As a result of the above factors, the loss from continuing operations for the twelve months ended August 31, 1999 was $2,135,100, or 6.2% of net revenue, compared to income from continuing operations in the prior fiscal period of $1,189,500, or 3.2% of net revenue. Interest expense, net, increased $58,800 in fiscal 1999 compared to fiscal 1998 due to a higher line of credit balance used to fund operating activity.

For the twelve months ended August 31, 1999, the Company had a benefit from income taxes of $925,700 compared to a provision for income taxes of $400,700 in the prior fiscal year. This represents an effective rate of 40% in fiscal year 1999 and 37.5% in fiscal 1998.

The net loss from continued operations for the twelve months ended August 31, 1999 was $1,389,900, or 4.1% of net revenue, compared to a net income from continued operations of $667,100, or 1.8% in the prior fiscal period.

For the twelve months ended August 31, 1999, the Company had a net loss from its discontinued Analytical Services segment of $83,700. Included in this loss was a net gain of $35,300 on the sale of the segment. The discontinued segment in the prior fiscal period had a net loss of $62,300.

As a result of the above, the Company had an overall loss of $1,473,600 or 4.3% of net revenue for the twelve months ended August 31, 1999, compared to net income of $604,800, or 1.6%, in the prior fiscal period.

Fiscal 1998 Compared to Fiscal 1997

Net revenue from continued operations during fiscal 1998 decreased 2.0% to $36,696,400 from $37,442,800. The decrease in net revenue was due to lower than anticipated sales in the industrial sector. Although sales and marketing efforts targeted this market and won approximately 150 new clients, larger-volume projects were not achieved as of the end of the fiscal 1998 period. Lower industrial sector sales were offset by improved net sales in the federal, state and local government, and utility sectors.

Direct salaries and other operating costs decreased 19.6% to $26,393,600 in 1998 from $32,823,400 in 1997, or 71.9% and 87.7% of net revenue, respectively. The decreases were attributable to increased staff utilization and lower overall non-labor operating costs. The Company maintained a utilization rate (time charged to clients) of more than 95% for its technical staff and an overall Company rate of 74%. Significant savings were also achieved by lowering equipment and property lease costs by $1,900,000 in fiscal 1998 compared to fiscal 1997. These savings were achieved by subletting unused facilities, renegotiating existing leases, and changing to a different supplier for computer-related items.

Sales, general and administrative costs increased 10.5% to $9,374,400 in 1998 from $8,481,900 in 1997, or 25.5% and 22.7% of net revenue, respectively. The increase in cost was primarily related to additional investment in sales and marketing expenses in fiscal 1998 compared to the prior year.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, which reduced its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included on the Company's balance sheet.

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

As a result of the above factors, the income from continued operations in fiscal 1998 was $1,189,500, compared to a loss from continued operations of $6,862,600 in the prior year. Interest expense, net, decreased to $121,700 from the prior year's total of $287,100. This 57.6% decrease was attributed to lower interest paid in connection with the Company's line of credit, reduction of certain long-term debt principal balances, and the absence of an interest payment in connection with a Maryland tax settlement in fiscal 1997.

For the twelve months ended August 31, 1998, the Company had a net loss from its discontinued Analytical Services segment of $62,300 compared to a net loss of $792,300 in fiscal 1997.

The net income for the twelve months ended August 31, 1998, was $604,800, or 1.6% of net revenue, compared to a net loss of $5,407,600, or 14.4% of net revenue for the prior year.

Inflation

Because of its ability to generally pass through increased costs to its clients, as well as the generally low levels of inflation, the Company believes that inflation has not had a material impact on its operations.

Liquidity and Capital Resources

Cash and cash equivalents (cash) increased by $158,400 in 1999, compared to a decrease of $550,700 in 1998 and an increase of $1,024,700 in 1997. The increase in 1999 principally resulted from the borrowings against the Company's line of credit used for operating activities. Increased borrowings to fund operating activities became necessary during the year as revenue began to decline due to multi-year federal contracts reaching completion without being replaced by new contracts. As a result, the Company's revenue was no longer capable of maintaining the current overhead structure of the Company. To address this problem, the Company made several strategic initiatives to reduce annual operating expenses by approximately $3.5 million. The restructuring included a staff reduction of approximately 30 employees including several officers of the Company. Additionally, the Company sold its EA Laboratories division for cash during the quarter ended May 31, 1999. Proceeds from the sale, as well as restructuring efforts, helped decrease the line of credit balance by $1,009,400 from $4,212,100 as of February 28, 1999 to $3,202,700 as of August 31, 1999. The
Company anticipates a further reduction in its line of credit balance during the next several quarters, as revenues exceed operating expenses and restructuring commitments end.*

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improvements) of approximately $418,300, $546,500 and $699,000 in 1999, 1998 and 1997, respectively, have been funded primarily from cash flows.

The Company maintains a bank credit arrangement with a regional bank consisting of: (i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 term loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings from the revolving line of credit are limited to certain percent-ages of accounts receivable and costs and estimated earnings in excess of billings (up to a maximum of $4,000,000). The interest on all borrowings is LIBOR +250.

At August 31, 1999, the Company had outstanding long-term debt, including the current portion, of $3,390,200, which represented an increase of $1,779,500 from the August 31, 1998 balance of $1,610,700. The increase is the result of a $2,110,400 increase in its revolving line of credit as described in the previous paragraph, partially offset by net repayment of $330,900 for equipment and computer loans. The Company had no short-term borrowings under its line of credit at August 31, 1999 and 1998.

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

                           --------------------------

Year 2000 Readiness Disclosure

EA recognizes the seriousness of the challenge businesses worldwide face as a result of the Year 2000 problem. EA has had a formal, thorough and aggressive Year 2000 project since early 1998. As a result of these efforts, the Company believes that all of its mission critical systems are Year 2000 compliant. EA also believes the measures taken will minimize any impact on its ability to deliver services to its clients or its financial performance. Based on the successful completion of the Year 2000 compliance program, the Company does not foresee significant risks associated with Year 2000 at this time.

A. Assessment and Remediation

During fiscal 1998, EA developed and implemented a three-phase program for Year 2000 compliance. Phase I identified those systems, hardware and software, that posed a potential compliance risk for EA. EA completed all Phase I Assessment in mid-1998. Phase II assessed the business and financial impact of these at-risk systems, established priorities to address these risk areas, and proscribed remediation schedules and details. Phase II was completed during the fall of 1998. Phase III carried out the prescribed remediation schedules and performed final testing of the major systems to ensure compliance. Phase III began in September of 1998 and concluded in November 1999. The Company believes that all major systems, wide and local area networks, and desktop PCs are compliant at this time.

B. Testing

EA has tested and will continue to test, the Year 2000 worthiness of each system on an on-going basis. This compliance testing is comprised of three independent assessments: first, a review all of the product manufacturer's Year 2000 compliance testing certifications and results--no product is selected unless it has been identified by the manufacturer to have passed a comprehensive battery of Year 2000 tests; second, testing of these products prior to installation; third, independent audit and assessment, using third party auditing software and independent consultants dedicated to Year 2000 compliance.

Testing  has  been  completed  on  every  EA  system,   including  networks  and
communications, major applications, desktop computers and applications, and non-computer related systems.

C. Risks and Contingency Plans

The Company has developed thorough contingency plans to address events that may arise within or outside of the Company. The remainder of calendar year 1999 will be focused on ensuring the readiness of these contingency plans and addressing any remaining, presently unknown issue that may arise.

D. Third Party Vendors, Utilities and Customers

The fact that EA provides environmental consulting services, which are primarily labor based, substantially minimizes its risk associated with potential Year 2000 problems with its internal systems and its suppliers. The Company maintains a broad base of vendors and suppliers and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors.

EA has contacted each of its major vendors and clients to secure statements of Year 2000 compliance. The vendors and clients who have responded to date have assured EA of the adequacy and timeliness of their Year 2000 preparations. Additionally EA has incorporated Year 2000 compliance clauses into it and subcontractor agreements since early 1999.

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

E. Reasonably Likely "Worst-Case" Scenarios

Due to the magnitude and complexity of the Year 2000 problem, even the most conscientious and diligent efforts cannot guarantee that every problem has been found and remediated prior to January 1, 2000. EA believes that it has addressed every Year 2000 problem known at this time. EA is confident no significant Year 2000 issues remain and that it can address any as yet undiscovered Year 2000 problems quickly.

EA has gone to significant lengths to provide redundancy in each major system. A failure in any single major system will not result in the cessation of normal work processes. The failure of any single system will pose only a minimal risk.

For the reasons stated above, EA does not presently anticipate that the Year 2000 phenomenon will cause any significant disruption to its business, financial operations or results of operations. However, if the Company's customers or subcontractors fail to prepare adequately for Year 2000, there could be numerous and significant effects on EA. For example, subcontractors may not be able to obtain or deliver needed data; EA employees might be unable to perform work, resulting in a loss of revenue; and payments may fail to arrive on time. Any or all of these contingencies could, under certain circumstances, result in a substantial and material impact on EA's financial performance.

Costs to Address Year 2000 Issues

The Company has not incurred and presently believes that it will not likely incur, material costs in connection with effectuating Year 2000 compliance. This is because replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget. The Company currently estimates the cost of remediating its software and non-IT systems at approximately $50,000 of which $30,000 has already been spent. The Company does not separately track the internal costs for the Y2K project; such costs are principally the related payroll costs for its Information Systems group.

Forward-Looking Statements

The foregoing contains "forward-looking information" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by an asterisk (*) or by such forward-looking terminology as "may," "will," "believe," "anticipate," "expect," or similar words or variations thereof. Such forward-looking statements involve significant risks and uncertainties, including, among other things, risks associated with
(1) substantial reliance on government contracts, public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation of contracts at the option of the government, (2) timing and award of contracts, (3) timing and performance of contracts, and (4) successful bidding of government and non-government contracts in a very competitive environment. IN EACH CASE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed through-out this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

                             -----------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data


                                                                         Page
                                                                         ----

Report of Independent Public Accountants                                  21

Consolidated Financial Statements:

      Consolidated Balance Sheets as of August 31, 1999 and 1998          22

      Consolidated Statements of Operations for the years ended
         August 31, 1999, 1998, and 1997                                  24

      Consolidated Statements of Changes in Stockholders' Equity
         for the years ended August 31, 1999, 1998, and 1997              25

      Consolidated Statements of Cash Flows for the years ended
         August 31, 1999, 1998, and 1997                                  26

      Notes to Consolidated Financial Statements for the years
         ended August 31, 1999, 1998, and 1997                            27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:

         We have audited the accompanying consolidated balance sheets of EA Engineering, Science, and Technology, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.


                                            /s/ ARTHUR ANDERSEN LLP


         Baltimore, Maryland
         October 29, 1999

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                             August 31,
                                                         1999          1998
                                                     -----------   ------------

CURRENT ASSETS:

   Cash and cash equivalents                         $ 1,939,500   $  1,781,100
   Accounts receivable, net                            8,629,000      7,479,100
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                 6,645,000      5,655,600
   Refundable income taxes                                  --          407,600
   Prepaid expenses and other                          1,234,500      1,068,100
   Net assets from discontinued operations                50,600      1,468,200
                                                     -----------    -----------
     Total Current Assets                             18,498,600     17,859,700
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, at cost:

   Furniture, fixtures and equipment                   8,920,600      8,797,400
   Leasehold improvements                              1,031,700        984,600
                                                     -----------    -----------
   Total property and equipment, at cost               9,952,300      9,782,000

   Less--Accumulated depreciation and amorti          (9,102,900)    (8,719,100)
   Net property and equipment from discontinued
       operations                                           --          718,200
                                                     -----------    -----------
     Net Property and Equipment                          849,400      1,781,100
                                                     -----------    -----------

OTHER ASSETS                                           4,495,200      3,576,200
                                                     -----------    -----------

   Total Assets                                      $23,843,200    $23,217,000
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               August 31,
                                                            1999        1998
                                                       ------------ ------------

CURRENT LIABILITIES:

   Accounts payable                                    $ 3,555,300  $ 4,494,300
   Accrued expenses                                      1,666,200      735,100
   Accrued salaries, wages and benefits                  2,228,400    2,120,800
   Current portion of long-term debt                        87,500      330,900
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts                     407,800      246,700
                                                       -----------  -----------
     Total Current Liabilities                           7,945,200    7,927,800

LONG-TERM DEBT, net of current portion                   3,302,700    1,279,800
                                                       -----------  -----------

     Total Liabilities                                  11,247,900    9,207,600
                                                       -----------  -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,335,000
     and 6,285,000 shares issued and outstanding            63,300       62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued                           --           --
   Capital in excess of par value                       11,108,400   11,049,300
   Retained earnings.                                    1,423,600    2,897,200
                                                       -----------  -----------

     Total Stockholders' Equity                         12,595,300   14,009,400
                                                       -----------  -----------

     Total Liabilities and Stockholders' Equity        $23,843,200  $23,217,000
                                                       ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended August 31,
                                                ----------------------------------------------------
                                                    1999               1998                 1997
                                                -----------        ------------         ------------

Total revenue                                   $48,820,100        $ 53,613,900         $ 68,189,000
Less - Subcontractor costs                       (8,904,300)        (11,003,000)         (20,488,600)
Less - Other direct project costs                (5,676,400)         (5,914,500)         (10,257,600)
                                                -----------         -----------          -----------
      Net revenue                                34,239,400          36,696,400           37,442,800
                                                -----------         -----------          -----------
Operating costs and expenses:
    Direct salaries and other operating          26,199,400          26,393,600           32,823,400
    Sales, general and administrative             8,042,500           9,374,400            8,481,900
    Gain on "key employee" life insurance              --              (261,100)                --
    Restructuring charges                         2,132,600                --              3,000,100
                                                -----------         -----------          -----------
      Total operating expenses                   36,374,500          35,506,900           44,305,400
                                                -----------         -----------          -----------
(Loss) income from operations                    (2,135,100)          1,189,500           (6,862,600)
                                                -----------         -----------          -----------
Interest expense                                   (268,600)           (220,500)            (378,700)
Interest income                                      88,100              98,800               91,600
                                                -----------         -----------          -----------
(Loss) income from continuing operations
  before income taxes                            (2,315,600)          1,067,800           (7,149,700)
Provision for (benefit from) income taxes          (925,700)            400,700           (2,534,400)
                                                -----------         -----------          -----------
Net (loss) income from continuing operations    $(1,389,900)        $   667,100          $(4,615,300)
                                                -----------         -----------          -----------
Discontinued operations
    Loss from operations of discontinued
    segment (net of tax)                           (119,000)            (62,300)            (792,300)
    Gain on disposal of EA Labs, including
    operating losses during phase-out
    period (net of tax)                              35,300                --                   --
                                                -----------         -----------          -----------
Net loss from discontinued operations               (83,700)            (62,300)            (792,300)
                                                -----------         -----------          -----------
Net (loss) income                                (1,473,600)            604,800           (5,407,600)
                                                ===========         ===========          ===========
Earnings per share - basic
    Continued operations                             $(0.22)             $ 0.11               $(0.74)
    Discontinued operations                          $(0.01)             $(0.01)              $(0.13)
    Gain on disposal of segment                         --                  --                    --
                                                     ------             ------               ------
    Net (loss) income                                $(0.23)             $ 0.10               $(0.87)

Earnings per share - diluted
    Continued operations                             $(0.22)             $ 0.11               $(0.74)
    Discontinued operations                          $(0.01)             $(0.01)              $(0.13)
    Gain on disposal of segment                        --                   --                   --
                                                      ------             ------               ------
    Net (loss) income                                $(0.23)             $ 0.10               $(0.87)

Weighted average shares outstanding               6,312,300           6,255,500            6,205,700
Effect of dilutive stock options                        600              91,100                 --
                                                  ---------           ---------            ---------
Diluted weighted average shares outstanding       6,312,900           6,346,600            6,205,700
                                                  =========         ===========          ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 1999, 1998, AND 1997

                                            Capital in
                             Common         Excess of           Retained
                              Stock         Par Value            Earnings            Total
---------------------------------------------------------------------------------------------
Balance, August 31, 1996      $61,800        $10,796,300         $7,700,000       $18,558,100

Issuance of stock                 500            106,000                --            106,500

Net loss                           --                 --         (5,407,600)       (5,407,600)
---------------------------------------------------------------------------------------------
Balance, August 31, 1997       62,300         10,902,300          2,292,400        13,257,000

Issuance of stock                 600            147,000                --            147,600

Net income                         --               --              604,800           604,800
---------------------------------------------------------------------------------------------
Balance, August 31, 1998       62,900         11,049,300          2,897,200        14,009,400

Issuance of stock                 400             59,100                --             59,500

Net loss                          --                 --          (1,473,600)       (1,473,600)
---------------------------------------------------------------------------------------------
Balance, August 31, 1999      $63,300        $11,108,400         $1,423,600       $12,595,300
---------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended August 31,
                                                    -----------------------------------------------
                                                        1999               1998             1997
                                                    ----------        -----------       -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net (loss) income                                $(1,473,600)      $   604,800       $(5,407,600)
   Noncash expenses included in net income (loss)-
     Depreciation and amortization                      631,800         1,162,200         1,427,100
     Current benefit from income taxes                      --                --         (2,969,300)
   Changes in operating assets and liabilities -
     (Increase) decrease in accounts receivable, net (1,149,900)        1,056,900         3,193,900
     Decrease in net assets of discontinued
       operations                                     2,135,800              --                --
     (Increase) decrease in costs and estimated
       earnings in excess of billings on uncom-
       pleted contracts                                (989,400)         (741,100)        6,828,400
     Increase in prepaid expenses and other
       assets                                        (1,085,400)         (183,500)         (314,000)
     Increase (decrease) in accounts payable and
       accrued expenses                                  99,700        (2,392,500)         (370,900)
     Refunds of income taxes (net of payments)          407,600         1,868,300           244,200
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts                            161,100          (265,500)         (685,500)
                                                    -----------       -----------       -----------
       Net cash flows (used for) from operating
          activities                                 (1,262,300)        1,109,600         1,946,300
                                                    -----------       -----------       -----------
Cash Flows Used For Investing Activities:
   Purchase of equipment, net - continuing             (184,300)         (546,500)         (699,000)
   Purchase of equipment, net - discontinued           (234,000)              --                --
                                                    -----------       -----------       -----------
     Net cash flows used for investing activities      (418,300)         (546,500)         (699,000)
                                                    -----------       -----------       -----------
Cash Flows From (Used For) Financing Activities:
   Net borrowings from revolving line of credit       2,110,400          (635,400)          481,200
   Proceeds from issuance of common stock                59,500           147,600           106,500
   Reduction of long-term debt and short-term
     borrowings                                        (330,900)         (626,000)         (810,300)
                                                    -----------       -----------       -----------
       Net cash flows from (used for) financing
         activities                                   1,839,000        (1,113,800)         (222,600)
                                                    -----------       -----------       -----------
Net Increase (decrease) in Cash and Cash
  Equivalents                                           158,400          (550,700)        1,024,700

Cash and cash equivalents, beginning of period        1,781,100         2,331,800         1,307,100
                                                    -----------       -----------       -----------
Cash and cash equivalents, end of period             $1,939,500       $ 1,781,100       $ 2,331,800
                                                    ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998, AND 1997


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

Major Clients--

Various agencies of the federal government accounted for approximately 54%, 50%, and 46% of the Company's net revenue for the years ended August 31, 1999, 1998, and 1997, respectively. Additionally, various agencies of the federal government accounted for approximately 40% and 45% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 1999 and 1998, respectively.

Cash and Cash Equivalents--

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates market value.

Property and Equipment--

Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense for the fiscal years ended August 31, 1999, 1998 and 1997 was $631,800, $1,162,200 and $1,427,100, respectively.

Reclassifications--

Certain prior year balances related to discontinued operations have been reclassified to conform to current year presentation.

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

Supplemental Disclosures of Cash Flow Information--

Cash paid during the years ended August 31, 1999, 1998, and 1997 for interest, was $268,600, $233,700, and $467,200, respectively. Retirements of property and equipment for the same periods were $576,300 (which includes the net book value of the Lab's PP&E sold), $28,000, and $897,200, respectively.

Accounting for Income Taxes--

Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts.

Accounting Pronouncements--

In June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income, "which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that adoption of this standard has not resulted in any material changes to the presentation of its financial statements.

In February 1998, the FASB issued Statement No. 132 (SFAS 132), "Employers Disclosure about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management has determined that implementation of SFAS 132 will have no impact on the Company's financial reporting.

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

The income statements for the fiscal years 1999, 1998 and 1997 have been restated, and operating results of the discontinued segment are also shown separately.

Gross revenue of the Analytical Services segment for the twelve months ended August 31, 1999, 1998 and 1997 were $4,298,900, $6,373,300 and $5,701,500, respectively. These amounts are not included in the total revenue from continuing operations in the accompanying income statement, but are reflected within discontinued operations.

Current assets and liabilities of the Analytical Services segment disposed of consisted of the following:

                                                       August 31,     August 31,
                                                         1999           1998
                                                      ---------       ---------

 Cash and net accounts receivable                       $50,600      $  964,300
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                     --           739,300
 Prepaids and other assets                                 --            22,500
    Current portion of long-term debt                      --          (107,900)
    Accrued expenses                                       --          (150,000)
                                                      ---------       ---------
      Net current assets                                $50,600      $1,468,200
                                                      =========      ==========

Property and equipment of the Analytical Services segment disposed of consisted of the following:

                                                       August 31,   August 31,
                                                         1999          1998
                                                       ---------    ----------

  Furniture, fixtures and equipment                    $   --       $ 4,309,500
  Leasehold improvements                                   --         2,691,000
  Accumulated depreciation and amortization                --        (6,282,300)
                                                       ---------    -----------
    Net property and equipment                         $   --       $   718,200
                                                       ========     ===========

Assets are shown at their expected net realizable value and current portion of long-term debt at their face amount.

Note 3.  INCOME TAXES:

The provision for (benefit from) income taxes includes current and deferred tax amounts summarized as follows:

                                              Year Ended August 31,
                                    ---------------------------------------
                                       1999          1998          1997
                                    ----------    ---------    ------------
 Current tax (benefit) expense:
     Federal                        $  (1,200)    $ (43,500)   $(1,659,500)
     State                                --           --             --
                                    ---------     ---------    -----------
                                       (1,200)      (43,500)    (1,659,500)
                                    ---------     ---------    -----------
 Deferred tax (benefit) expense:
     Federal                         (821,400)      337,400     (1,309,800)
     State                           (158,900)       65,300           --
                                    ---------     ---------    -----------
                                     (980,300)    $ 402,700    $(1,309,800)
                                    ---------     ---------    -----------
 (Benefit from) provision for
  income taxes                      $(981,500)    $ 359,200    $(2,969,300)
                                    =========     =========    ===========

Total deferred tax assets and liabilities as of August 31, 1999 and 1998 and the sources of the differences between the tax and financial reporting basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

                                               Year Ended August 31,
                                           ---------------------------
                                               1999            1998
                                           ----------       ----------
       Deferred tax assets:
           Property and equipment          $  354,000       $1,031,300
           Accrued expenses and reserves      764,900          493,900
           Net operating loss               2,732,500        1,254,900
                                           ----------       ----------
                                           $3,851,400       $2,780,100
                                           ----------       ----------
       Deferred tax liabilities:
           Prepaid expenses                $   34,600       $    9,300
           Miscellaneous                      335,300          269,600
                                           ----------       ----------
                                           $  369,900       $  278,900
                                           ==========       ==========

The net deferred tax assets of $3,481,500 and $2,501,200 as of August 31, 1999 and 1998 are included to the extent appropriate in Prepaid Expenses and Other and Other Assets in the accompanying consolidated balance sheets.

Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:

                                                       Year Ended August 31,
                                                       --------------------
                                                       1999    1998    1997
                                                       ----    ----    ----
Statutory federal income tax rate                      34.0%   34.0%   34.0%
State income tax, net of federal income tax effect      5.3     5.3     5.3
Non-recognition of future benefit from foreign loss     1.1     1.9    (0.4)
Other                                                  (0.4)   (3.9)   (3.5)
                                                       ----    ----     ----
Effective income tax rate                              40.0%   37.3%   35.4%
                                                       ====    ====    ====

Note 4.  ACCOUNTS RECEIVABLE:

Accounts receivable, excluding receivables from the disposed Analytical Segment, consist of the following:

                                                    Year Ended August 31,
                                                   -----------------------
                                                      1999         1998
                                                   ----------   ----------
  Contract accounts receivable - excluding Lab     $7,581,500   $6,390,900
  Retainage by clients                              1,082,400    1,315,600
                                                   ----------    ----------

  Total accounts receivable                         8,663,900    7,706,500
  Less-Allowance for doubtful accounts                (34,900)    (227,400)
                                                   ----------    ----------
  Accounts receivable, net                         $8,629,000   $7,479,100
                                                   ==========    ==========

Management anticipates that substantially all retainages will be billed within one year.


Note 5.  BANK FINANCING ARRANGEMENTS:

The Company  maintains a credit  arrangement with a regional bank consisting of:
(i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 term loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings under the revolving line of credit are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a maximum of $4,000,000). During fiscal years 1999, 1998, and 1997, the Company was either in compliance or had obtained waivers on all covenants related to these arrangements.

Short-term borrowings information resulting from the financing arrangements is as follows:

                                              Year Ended August 31,
                                       ---------------------------------
                                       1999           1998          1997
                                       ----           ----          ----

  Balance as of end of period           --             --             --
  Maximum outstanding month-end
     balance during the period          --             --       $3,615,300
  Average outstanding month-end
     balance during the period          --             --          564,000
  Weighted average interest rate
     during the period                  --             --              1.5%
  Interest rate at the end of period    --             --             11.5%
                                       ====           ====      ==========

The weighted average interest rate has been calculated based upon the actual daily interest expense and the daily average balance outstanding. The Company had no short-term borrowings after fiscal 1997. For the year ended August 31, 1997, the Company only maintained short-term borrowing balances during the months of April through August.

                                                       Year Ended August 31,
                                                        1999           1998
                                                     ----------     ----------
Long-term debt consists of the following:

Revolving credit facility payable to commercial
  Bank, interest charged at LIBOR plus 250 at
  August 31, 1999 and plus 200 at August 31,
  1998, facility expires September 2001              $3,302,700     $1,192,400

Note payable to a commercial bank payable in
  equal monthly  installments of $29,600, which
  includes interest at 9.1%, through December
  1999 secured by certain computer equipment             87,500        418,300
                                                     ----------     ----------

Total long-term debt                                  3,390,200      1,610,700
Less-current portion                                    (87,500)      (330,900)
                                                     ----------     ----------
Long-term portion                                    $3,302,700     $1,279,800
                                                     ==========     ==========

The debt repayment schedule for the outstanding notes payable is as follows:

                             Year Ended August 31,
                             ------------------------------
                             2000                   $87,500
                             2001                 3,302,700
                                                 ----------
                                                 $3,390,200
                                                 ==========

The fair value of the Company's outstanding indebtedness approximated its carrying value at August 31, 1999.

Note 6.  LEASE COMMITMENTS:

The Company's central office, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2007, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Lease expense amounted to $5,732,900, $6,061,000, and $8,030,200, for the years ended August 31, 1999, 1998, and 1997, respectively. Lease expense included payments of approximately $1,746,000, 1,900,400 and $2,016,500 for the years ended August 31, 1999, 1998, and 1997, respectively, to partnerships whose partners include the Chairman of the Board of EA and certain members of his family for its central office, and Loveton, Maryland, regional office and laboratory facility. As part of the Analytical Services divestiture in April 1999, the Company ended the lease of the laboratory's facilities. These payments include reimbursements for pass-through taxes and operating expenses incurred by the lessor which include local property taxes, janitorial and mechanical equipment maintenance, and utility costs related to the operation of both office and laboratory leased space. Management of the Company believes the terms and conditions of the transactions between the Company and entities with which the Chairman is affiliated, are at least as favorable to the Company as could have been obtained from third parties and are in the best interest of the Company.

The minimum lease commitments under noncancellable operating leases are as follows:

                    Year Ended August 31,
                    ------------------------------------------------
                    2000                                 $ 3,048,900
                    2001                                   2,585,600
                    2002                                   2,168,700
                    2003                                   1,710,600
                    2004                                   1,613,100
                    2005 and thereafter                    3,836,900
                                                         -----------
                    Total minimum payments               $14,963,800
                    ==================================================

Note 7.  NET INCOME (LOSS) PER SHARE:

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

Note 8.  PROFIT SHARING:

EA maintains a defined contribution plan in which all employees who are at least 21 years of age, as defined by the plan, are eligible to participate. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the years ended August 31, 1999, 1998, and 1997, matching contributions to the plan made under the 401(k) provisions of the plan, were $451,200, $472,100 and $534,900, respectively. Certain officers and stockholders of the Company serve as trustees to the plan under appointment of the Board of Directors.

Note 9.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan (the "Plan"), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 729,600 options are issued and outstanding as of August 31, 1999, having an average exercise price of $2.28. The exercise prices of the outstanding options ranged between $1.03 and $11.75, which equaled the fair market value at the dates of grant. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the dates of grant.

The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 70,500 shares remain authorized for distribution under the Purchase Plan as of August 31, 1999.

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its non-employee directors. The exercise price of the 36,000 options, which were outstanding as of August 31, 1999, ranged between $1.25 and $6.13, which equaled the fair market value at the dates of grant. A total of 64,500 options remain reserved for the Director Stock Option Plans as of August 31, 1999

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) and earnings (loss) per share would have changed the following pro forma amounts:

                                               1999        1998        1997
------------------------------------------------------------------------------
 Net (loss) income          As Reported   $(1,473,600)   $604,800  $(5,407,600)
                            Pro Forma      (1,598,800)    513,200   (5,470,200)

 Earnings (loss per share)  As Reported       $(0.23)     $0.10        $(0.87)
                            Pro Forma          (0.26)      0.08         (0.88)

 Diluted earnings (loss)    As Reported       $(0.23)     $0.10        $(0.87)
    per share               Pro Forma          (0.26)      0.08         (0.88)

A summary of the status of activity in fiscal years 1999, 1998 and 1997 under the Company's Employee Stock Option Plan and Non-Employee Director Stock Option Plans (1993 and 1995) follows:

                                1999              1998                1997
                           --------------    ---------------     -------------
                           Shares    Amt.    Shares     Amt.     Shares   Amt.
                           ----------------------------------------------------

Outstanding at beginning
  of year                   817      $2.44      616     $2.37       180   $4.13
Granted                     135       1.17      273      2.65       506    2.10
Exercised                    --         --      (27)     2.45        --     --
Forfeited                  (186)      2.23      (45)     2.72       (70)   4.96
Expired                      --        --        --        --        --     --
                            ---------------------------------------------------
Outstanding at end of year  766       2.27      817      2.44        616   2.37
                            ---------------------------------------------------
Exercisable at year end     390      $2.41      269     $2.59        164  $2.99
Weighted Average Fair Value
   of Options Granted                $0.52              $1.35             $0.96

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: Risk-free interest rates ranging from 5.14% to 6.68%; expected volatility is 65% in 1999, and 63% in 1998 and 62% in 1997.

Note 10.  COMPANY RESTRUCTURINGS:

On March 25, 1997 the Company implemented a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the fiscal 1997 third quarter related to severance, planned reduction in office space, suspended implementation of a new project/financial system, and other related costs. As of August 31, 1999, the Company had no accruals related to this restructuring on its balance sheet. As of August 31, 1998, the Company had an accrual of $76,600, included as other current liabilities in the accompanying consolidated balance sheet.

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

As of August 31, 1999, the Company had an accrual of $476,400 included as other current liabilities in the accompanying consolidated balance sheets for costs to be incurred in future periods primarily related to severance costs.

Note 11.  "KEY EMPLOYEE" LIFE INSURANCE

In April 1998, adjustments were made to the actual cash value of two "key employee" life insurance policies for the Chairman of the Board, of which the Company is the named beneficiary. Prior to April 1998, the policies had a cash surrender value of $515,500, which was included in Other Assets on the Company's balance sheet. In fiscal 1994, the asset value of the policies was originally adjusted downward due to bankruptcy proceedings involving the original insurance company. In April 1998, Phoenix Home Life Mutual Insurance Co., the successor underwriter of the policies, confirmed that the cash surrender value of the policies was $776,600. As a result, Other Assets was increased by $261,100, and a one-time gain was recognized during the third quarter of fiscal 1998. As of August 31, 1999, the policies had a cash surrender value of $817,200.

Note 12.  RELATED PARTY TRANSACTIONS

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

Note 13.  SUBSEQUENT EVENTS

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. There is no assurance as to the actual number of shares that will be purchased under the program and, in fact, the program can be suspended by the Board at any time.

                         -------------------------------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant

Information on the Company's Directors is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on January 13, 2000, and such information is incorporated herein by reference.

(b)  Executive Officers of the Registrant

Information on the Company's Executive Officers is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on January 13, 2000, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 13, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained in the Company's Proxy Statement for its Annual Meeting of
Stockholders to be held on January 13, 2000, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held January 13, 2000, and such information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

A.  Financial Statements and Schedule II                                Page
    ------------------------------------                                ----

1. The following financial statements are included in Item 8 of Part II of this report:

    Report of Independent Public Accountants                              21

    Consolidated Financial Statements:
      Consolidated Balance Sheets as of August 31, 1999 and 1998          22
      Consolidated Statements of Operations for the years ended
        August 31, 1999, 1998, and 1997                                   24
      Consolidated Statements of Changes in Stockholders' Equity
        for the years ended August 31, 1999, 1998, and 1997               25
      Consolidated Statements of Cash Flows for the years ended
        August 31, 1999, 1998, and 1997                                   26
      Notes to Consolidated Financial Statements for the years
        ended August 31, 1999, 1998, and 1997                             27

2. The following financial statement schedule for the years ended August 31, 1999, 1998, and 1997 is submitted herewith:

      Report of Independent Public Accountants on Schedule                41
      Schedule II - Valuation and Qualifying Accounts and Reserves        42

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

    The following exhibits are filed herewith unless otherwise indicated:

    Exhibit
      No.            Description
    -------   --------------------------
      3.1   Certificate of Incorporation of the Company.(1)
      3.2   By-laws of the Company.(1)
      4.1   Article SIXTH of the Company's Certificate of Incorporation.(1)
     10.1   The Company's Profit Sharing Plan.(1)
     10.2   The Company's Stock Option Plan.(2)
     10.3   The Company's Employee Stock Purchase Plan.(3)
     10.4   The 1993 Stock Incentive Plan.(4)
     10.5   1993 Non-Employee Director Stock Option Plan.(5)
     10.6   The Amended and Restated Stock Option Plan(5)

     10.7   1995 Non-Employee Director Stock Option Plan(5)
     10.8   Employment Agreement dated March 17, 1997, between the
               Company and Donald A. Deieso.(6)
     10.9 Lease, dated August 6, 1997, between ARE Sparks Limited Partnership, as landlord, and the Company as tenant.(7)
     10.10  Lease,   dated  August  6,  1997,   between   Ecolair  Limited
              Partnership, as landlord, and the Company, as tenant.(7)
     11.11  Lease,   dated  August  6,  1997,  between  Merrymack  Limited
              Partnership, as landlord, and the Company, as tenant.(7)
     11.12 Loan Agreement, dated August 22, 1997, between the Company and Allfirst Bank.(7)
     13     1999 Annual Report to Stockholders.
     21     Subsidiaries of the Company.
     27     Financial Data Schedule.

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on October 15, 1990.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-15587 filed on November 28, 1990.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on March 3, 1994.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on April 15, 1998.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, File Number 0-15587 filed on April 18, 1997.

(7) Incorporated by reference to the Company's Registration Statement on Form 10-K, File Number 0-15587 filed on November 17, 1997.

b.   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1999.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of EA Engineering, Science, and Technology, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 29, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the foregoing index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              /s/ ARTHUR ANDERSEN LLP


Baltimore, Maryland
October 29, 1999

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended August 31, 1999, 1998, and 1997

     Allowance    Balance at
   for Doubtful    Beginning      Charged to                     Balance at
     Accounts      of Period   Cost and Expense   Write-offs    End of Period
    -----------   ----------    ---------------    ---------    ------------

        1999         257,200         243,500        240,400         260,300

        1998         532,000         130,500        405,300         257,200

        1997       1,612,200         339,100      1,419,300         532,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EA ENGINEERING, SCIENCE, AND
                                             TECHNOLOGY, INC.

Date: November 18, 1999                      By  /s/ Loren D. Jensen
                                          --------------------------------
                                                 Loren D. Jensen
                                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Loren D. Jensen             Chairman of the Board        November 18, 1999
-----------------------------     and Chief Executive Officer



  /s/ Barbara L. Posner           Senior Vice President,       November 18, 1999
-----------------------------     Chief Financial Officer,
                                  Chief Operating Officer
                                  and Secretary



  /s/ Edmund J. Cashman, Jr.      Director                     November 18, 1999
-----------------------------



  /s/ Rudolph P. Lamone           Director                     November 18, 1999
-----------------------------



  /s/ George G. Radcliffe         Director                     November 18, 1999
-----------------------------



  /s/ Cleaveland D. Miller        Director                     November 18, 1999
-----------------------------

                                  EXHIBIT INDEX

Exhibit
   No.                Description                                         Page
   ---           -------------------------------------                    ----

  3.1   Certificate of Incorporation of the Company.                        39

  3.2   By-laws of the Company.                                             39

  4.1   Article SIXTH of the Company's Certificate of Incorporation.        39

 10.1   The Company's Profit Sharing Plan.                                  39

 10.2   The Company's Stock Option Plan.                                    39

 10.3   The Company's Employee Stock Purchase Plan.                         39

 10.4   The 1993 Stock Incentive Plan.                                      39

 10.5   1993 Non-Employee Director Stock Option Plan.                       39

 10.6   The Amended and Restated Stock Option Plan.                         39

 10.7   1995 Non-Employee Director Stock Option Plan.                       40

 10.8   Employment Agreement dated March 17, 1997, between the
         Company and Donald A. Deieso.                                      40

 10.9   Lease, dated August 6, 1997, between ARE Sparks Limited
         Partnership, as Landlord, and the Company as tenant.               40

 10.10  Lease, dated August 6, 1997, between Ecolair Limited
         Partnership, as landlord, and the Company, as tenant.              40

 10.11  Lease, dated August 6, 1997, between Merrymack Limited
         Partnership, as landlord, and the Company, as tenant.              40

 10.12  Loan Agreement, dated August 22, 1997, between the Company
         and Allfirst Bank of Maryland.                                     40

 13     1999 Annual Report to Stockholders.                                 40

 21     Subsidiaries of the Company.                                        40

 27     Financial Data Schedule.                                            40