Form 10-Q
period 1999-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-01-12
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1999

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

            From the transition period            to
                                      -----------    ------------

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
                                                          -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] NO [_].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on January 7, 2000, was 6,144,453.
                                    ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX


PART I...-  FINANCIAL INFORMATION                                             3

Item 1      Financial Statements                                              3
            Consolidated Balance Sheets - Assets                              4
            Consolidated Balance Sheets - Liabilities and                     5
               Stockholders' Equity                                           5
            Consolidated Statements of Income                                 6
            Consolidated Statements of Cash Flows                             7
            Notes to Consolidated Financial Statements                        8

Item 2   -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

PART II  -  OTHER INFORMATION                                                13

Item 6      Exhibits and Reports on Form 8-K                                 13

            (a)      Exhibits
                     27  Financial Data Schedule                             15

PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the Company's August 31, 1999 consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      November 30,   August 31,
                                                          1999         1999
                                                      ------------ ------------

CURRENT ASSETS:

   Cash and cash equivalents                         $ 1,869,700   $  1,939,500
   Accounts receivable, net                            8,528,900      8,629,000
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                 9,026,800      6,645,000
   Prepaid expenses and other                          1,261,800      1,234,500
   Net assets from discontinued operations                46,500         50,600
                                                     -----------    -----------
     Total Current Assets                             20,733,700     18,498,600
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment                   9,085,500      8,920,600
   Leasehold improvements                              1,031,700      1,031,700
                                                     -----------    -----------

   Total property and equipment, at cost              10,117,200      9,952,300
   Less-Accumulated depreciation and amortization     (9,174,900)    (9,102,900)
                                                     -----------    -----------

   Net Property and Equipment                            942,300        849,400
                                                     -----------    -----------

OTHER ASSETS                                           4,336,900      4,495,200
                                                     -----------    -----------

   Total Assets                                      $26,012,900    $23,843,200
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  November 30,      August 31,
                                                      1999            1999
                                                  ------------    ------------

CURRENT LIABILITIES:

   Accounts payable                               $ 4,557,600      $ 3,555,300
   Accrued expenses                                 1,329,300        1,666,200
   Accrued salaries, wages and benefits             2,625,100        2,228,400
   Current portion of long-term debt                     --             87,500
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts              1,389,600          407,800
                                                  -----------      -----------
     Total Current Liabilities                      9,901,600        7,945,200

LONG-TERM DEBT, net of current portion              3,339,000        3,302,700
                                                  -----------      -----------

     Total Liabilities                             13,240,600       11,247,900
                                                  -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; voting;
   10,000,000 shares authorized; 6,348,700
   and 6,335,000 shares issued; 6,283,200
   and 6,335,000 outstanding                           63,500           63,300
Preferred stock, $.01 par value; 8,000,000
   shares authorized; none issued                        --               --
Capital in excess of par value                     11,119,500       11,108,400
Treasury stock, at cost; 65,500 and 0 shares          (62,600)
Retained earnings                                   1,651,900        1,423,600
                                                  -----------      -----------

     Total Stockholders' Equity                    12,772,300       12,595,300
                                                  -----------      -----------

     Total Liabilities and Stockholders' Equity   $26,012,900      $23,843,200
                                                  ===========      ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended
                                                         November 30,
                                                   -------------------------
                                                      1999          1998
                                                  -----------    -----------

Total revenue                                     $14,808,600    $11,740,000
Less - Subcontractor costs                         (4,581,500)    (2,128,700)
Less - Other direct project costs                  (1,525,000)    (1,521,500)
                                                  -----------    -----------
   Net revenue                                      8,702,100      8,089,800
                                                  -----------    -----------
Operating costs and expenses:
   Direct salaries and other operating              6,635,200      6,057,100
   Sales, general and administrative                1,639,000      1,989,300
                                                  -----------    -----------
     Total operating expenses                       8,274,200      8,046,400
                                                  -----------    -----------
Income from operations                                427,900         43,400

Interest expense, net                                 (73,100)       (48,900)
Interest income, net                                   26,300         15,600
                                                  -----------    -----------
Income before income taxes                            381,100         11,100
Provision for income taxes                            152,800          4,400
                                                  -----------    -----------

Net income from continuing operations             $   228,300    $     6,700
                                                  -----------    -----------
Income from operations of discontinued segment
   (net of tax)                                          --           28,000
                                                  -----------    -----------

Net income                                        $   228,300    $    34,700
                                                  ===========    ===========

Earnings per share - basic
   Continued operations                                 $0.04          $0.00
   Discontinued operations                                --            0.00
   Net income                                           $0.04          $0.01

Earnings per share - diluted
   Continued operations                                 $0.04          $0.00
   Discontinued operations                                --            0.00
   Net income                                           $0.04          $0.01

Weighted average shares outstanding                 6,322,400      6,292,300
Effect of dilutive stock options                         --              300

Diluted weighted average shares outstanding         6,322,400      6,292,600

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                              November 30,
                                                     --------------------------
                                                          1999         1998
                                                     -----------    -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                         $  228,300   $    34,700
   Noncash expenses included in net income -
     Depreciation and amortization                        86,100       253,500
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net                100,100     1,095,000
     (Increase) in costs and estimated earnings in
       excess of billings on uncompleted contracts    (2,381,800)   (2,001,900)
     (Increase) decrease in prepaid expenses and
       other assets                                      131,000      (220,600)
     Increase (decrease) in accounts payable and
       accrued expenses                                1,062,100       473,300
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts                             981,800      (124,600)
     Decrease in net assets of discontinued
       operations                                          4,100        (1,500)
                                                     -----------   -----------

     Net cash provided from (used in) operating
       activities                                        211,700      (492,100)
                                                     -----------   -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Purchase of equipment, net                           (179,000)     (194,400)
                                                     -----------   -----------
     Net cash flows (used in) provided from
       investing activities                             (179,000)     (194,400)
                                                     -----------   -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit           36,300       892,300
   Proceeds from issuance of common stock                 11,300        15,500
   Reduction of long-term debt and short-term
     borrowings                                          (87,500)     (144,200)
   Purchase of treasury stock                            (62,600)         --
                                                     -----------   -----------
     Net cash flows provided from and used in
       financing activities                             (102,500)      763,600
                                                     -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (69,800)       77,100
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period         1,939,500     1,782,600
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,869,700   $ 1,859,700
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998


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

Reclassifications -

Certain prior year balances have been reclassified to conform to current year presentation.


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

Since the Analytical Services segment was discontinued on April 30, 1999, there are no comparative results to discuss. However, operating results of the Analytical Services segment for the three months ended November 30, 1998 have been restated and are shown separately in the accompanying income statements under Discontinued Operations.

Gross revenue of the Analytical Services segment for the three months ended November 30, 1998 was $1,808,000. These amounts are not included in the accompanying income statement's total revenue from continuing operations, but are reflected within discontinued operations.


Note 3.  EMPLOYEE STOCK PURCHASE PLAN:

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. During the quarter ended November 30, 1999, 13,686 shares were purchased under this Plan. A total of 56,650 shares remain authorized for distribution under the Purchase Plan as of November 30, 1999.


Note 4.  STOCK PURCHASE:

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the quarter ended November 30, 1999, the Company purchased 65,500 shares of common stock under this plan. The Company has purchased these shares, at cost, as Treasury Stock in the consolidated balance sheet. For the period December 1, 1999 through January 7, 2000, the Company has purchased 167,900 additional shares at an average price of $1.14 per share. There is no assurance as to the actual number of shares that will be purchased under the program and, in fact, the program can be suspended by the Board at any time.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 1999 (Consolidated)

Net revenue for the three months ended November 30, 1999 was $8,702,100, an increase of 7.6%, compared to $8,089,800 for the same period in the prior fiscal year. This increase in net revenue is directly attributable to higher new contract volume, primarily in the Federal sector, as well as labor utilization and headcount during the quarter versus the same quarter last year.

Direct salaries and other operating costs increased 9.5% to $6,635,200 or 76.2% of net revenue from $6,057,100 or 74.9% for the three-month period ended
November 30, 1998. This increase is primarily due to higher direct labor salaries resulting from increased revenue.

Sales, general and administrative costs decreased by 17.6% to $1,639,000, or 18.8% of net revenue, from $1,989,300 or 24.6% of net revenue, for the three-month period ended November 30, 1998. The decrease is due to lower sales and marketing related costs from quarter to quarter. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in personnel and decentrali-zation of EA's marketing and business development program.

The provision for income taxes was $152,800 for the three months ended November 30, 1999 compared to a provision for income taxes of $4,400 in the first quarter of fiscal 1999. This represents an effective tax rate of 40% in both quarters.

The Company recorded net income from operations of its discontinued Analytical Services segment of $28,000 in the first quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $228,300, or 2.6% of net revenue, for the three months ended November 30, 1999 compared to $34,700, or 0.4%, in the first quarter of fiscal 1999.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $69,800 for the three months ended November 30, 1999. The decrease was primarily due to net cash provided from operations of $211,700 and cash provided by the issuance of common stock of $11,300, offset by purchase of equipment of $179,000, purchase of treasury stock of $62,600, and net repayment of borrowings of $51,200.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $179,000 and $194,400 for the three months ended November 30, 1999 and 1998, respectively. The Company anticipates the level of capital expenditures for each of the remaining quarters of fiscal year 2000 to remain fairly consistent with the level in the three months ended November 30, 1999 and to be financed by cash generated from operations.

At November 30, 1999, the Company had outstanding long-term debt of $3,339,000. This represents a net increase of $36,300 from the $3,302,700 balance at August 31, 1999.

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

Year 2000 Readiness

EA recognized the seriousness of the challenge businesses worldwide face as a result of the Year 2000 problem. EA put in place a formal Year 2000 project in early 1998. As a result of these efforts, the Company has transitioned into the new millennium without incident. EA does not foresee any additional risks associated with Year 2000 problem.*

Third Party Vendors, Utilities and Customers

EA provides environmental consulting services, which are primarily labor based. The Company maintains a broad base of vendors and suppliers, and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors. Likewise, EA customers appear to have transitioned into Year 2000 without incident.* We are aware of no customer or vendor issues associated with Year 2000 compliance at this time.

Reasonably Likely "Worst-Case" Scenarios

Due to the magnitude and complexity of the Year 2000 problem, even the most conscientious and diligent efforts cannot guarantee that every problem has been found and corrected prior to January 1, 2000. We believe that, if they exist, any remaining, unresolved, Year 2000 problems, within the Company, our vendors, or clients are minor in nature and can be resolved quickly and without any substantial or material impact on EA's financial performance.

Costs to Address Year 2000 Issues

The Company has not incurred material costs in connection with its Year 2000 compliance efforts. This is because the replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget. The Company does not separately track the internal costs for the Y2K project; such costs are principally the related payroll costs for its Information Systems group.

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27. Financial Data Schedule

         (b)  Reports on Form 8-K

              - On November 5, 1999, the Company filed a Form 8-K relative to a November 2, 1999 press release announcing FY1999 fourth quarter earnings, a stock repurchase program, and optimism about the outlook for FY2000.

              - On November 24, 1999, the Company filed a Form 8-K to report a change in the Registrant's Certifying Accountant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EA Engineering, Science, and
                                       Technology, Inc. & Subsidiaries
                                       -------------------------------
                                                (Registrant)




January 11, 2000                        By:  /s/ Loren D. Jensen
-----------------                       ------------------------------
                                                (Signature)


                                             Loren D. Jensen
                                        ------------------------------


                                        Chairman of the Board, President and CEO
                                        ----------------------------------------
                                                 (Title)




January 11, 2000                         By:  /s/ Barbara L. Posner
-----------------                        -----------------------------
                                                 (Signature)


                                              Barbara L. Posner
                                         -----------------------------


                                         Chief Financial Officer,
                                         Chief Operating Officer
                                         -----------------------------
                                                 (Title)