Form 10-Q
period 2000-02-29
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-04-13
CIK 802492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 29, 2000

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 10, 2000 was 6,156,465.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements                                               3
           Consolidated Balance Sheets - Assets                               4
           Consolidated Balance Sheets - Liabilities and
              Stockholders' Equity                                            5
           Consolidated Statements of Income                                  6
           Consolidated Statements of Cash Flows                              7
           Notes to Consolidated Financial Statements                         8

Item 2  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

PART II -  OTHER INFORMATION

Item 4  -  Submission of Matters to a Vote of Security Holders               14

Item 6  -  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27  Financial Data Schedule                                  14

           (b)  Reports on Form 8-K                                          14

PART I  -  FINANCIAL INFORMATION


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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    February 29,   August 31,
                                                       2000          1999
                                                    ------------  ------------

CURRENT ASSETS:

   Cash and cash equivalents                        $ 1,617,300   $  1,939,500
   Accounts receivable, net                           7,022,200      8,629,000
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                9,378,100      6,645,000
   Prepaid expenses and other                         1,533,700      1,234,500
   Net assets from discontinued operations               46,900         50,600
                                                    -----------    -----------
     Total Current Assets                            19,598,200     18,498,600
                                                    -----------    -----------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment                  9,365,300      8,920,600
   Leasehold improvements                             1,031,700      1,031,700
                                                    -----------    -----------

   Total property and equipment, at cost             10,397,000      9,952,300
   Less-Accumulated depreciation and amortization    (9,273,400)    (9,102,900)
                                                    -----------    -----------

   Net Property and Equipment                         1,123,600        849,400
                                                    -----------    -----------

OTHER ASSETS                                          4,289,500      4,495,200
                                                    -----------    -----------

   Total Assets                                     $25,011,300    $23,843,200
                                                    ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     February 29,    August 31,
                                                        2000           1999
                                                     ------------   ------------

CURRENT LIABILITIES:

   Accounts payable                                  $ 4,989,100    $ 3,555,300
   Accrued expenses                                    1,120,700      1,666,200
   Accrued salaries, wages and benefits                2,005,500      2,228,400
   Current portion of long-term debt                        --           87,500
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts                   926,800        407,800
                                                     -----------    -----------
     Total Current Liabilities                         9,042,100      7,945,200

LONG-TERM DEBT, net of current portion                 3,363,100      3,302,700
                                                     -----------    -----------

     Total Liabilities                                12,405,200     11,247,900
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; voting;
   10,000,000 shares authorized; 6,358,400
   and 6,335,000 shares issued; 6,090,800
   and 6,335,000 outstanding                              63,600         63,300
Preferred stock, $.01 par value; 8,000,000
   shares authorized; none issued                           --             --
Capital in excess of par value                        11,131,900     11,108,400
Treasury stock, at cost; 267,600 and 0 shares           (298,700)          --
Retained earnings                                      1,709,300      1,423,600
                                                     -----------    -----------

     Total Stockholders' Equity                       12,606,100     12,595,300
                                                     -----------    -----------

       Total Liabilities and Stockholders' Equity    $25,011,300    $23,843,200
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended            Six Months Ended
                                             ------------------------    --------------------------
                                             February 29, February 28,   February 29,  February 28,
                                                2000         1999            2000          1999
                                             ------------ ------------   ------------  ------------

Total revenue                                $13,830,200   $10,874,700    $28,638,800   $22,614,700
Less - Subcontractor costs                    (3,800,300)   (1,879,700)    (8,381,800)   (4,008,400)
Less - Other direct project costs             (1,251,000)   (1,398,700)    (2,776,000)   (2,920,200)
                                             -----------   -----------    -----------   -----------
   Net revenue                                 8,778,900     7,596,300     17,481,000    15,686,100

Operating costs and expenses:
   Direct salaries and other operating         6,817,600     6,554,400     13,452,800    12,561,500
   Sales, general and administrative           1,812,100     2,155,100      3,451,100     4,194,400
   Restructuring                                    --       2,132,600           --       2,132,600
                                              ----------    ----------    -----------   -----------
     Total operating expenses                  8,629,700    10,842,100     16,903,900    18,888,500
                                             -----------   -----------    -----------   -----------

Income (loss) from operations                    149,200    (3,245,800)       577,100    (3,202,400)

Interest expense, net                            (76,000)      (57,800)      (149,100)     (123,500)
Interest income                                   22,400        14,900         48,700        48,300
                                              ----------   -----------    -----------   -----------
Income (loss) before income taxes                 95,600    (3,288,700)       476,700    (3,277,600)
Provision for (benefit from) income taxes         38,200    (1,323,200)       191,000    (1,318,800)
                                              ----------   -----------    -----------   -----------
Net income (loss)from continuing
  operations                                      57,400    (1,965,500)       285,700    (1,958,800)

Income from operations of discontinued
  segment (net of tax)                              --        (147,000)          --        (119,000)
                                               ---------    ----------     ----------   -----------
Net income (loss)                             $   57,400   $(2,112,500)   $   285,700   $(2,077,800)


Earnings per share - basic
   Continued operations                            $0.01        $(0.32)         $0.05        $(0.31)
   Discontinued operations                           --         $(0.02)           --         $(0.02)
   Net income (loss)                               $0.01        $(0.34)         $0.05        $(0.33)
                                                  ======        ======         ======        ======

Earnings per share - diluted
   Continued operations                            $0.01        $(0.32)         $0.05        $(0.31)
   Discontinued operations                           --         $(0.02)           --         $(0.02)
   Net income (loss)                               $0.01        $(0.34)         $0.05        $(0.33)
                                                  ======        ======         ======        ======

Weighted average shares outstanding            6,135,400     6,306,200      6,161,000     6,299,200

Effect of dilutive stock options                  10,300                        1,350

Diluted weighted average shares
   outstanding                                 6,145,700     6,306,200      6,162,350     6,299,200

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                       -------------------------
                                                       February 29, February 28,
                                                           2000        1999
                                                       ----------- ------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                   $   285,700  $(2,077,800)
   Noncash expenses included in net income -
     Provision for doubtful accounts                        97,200         --
     Gain on sale of assets                                 (7,300)        --
     Depreciation and amortization                         196,200      423,600
     Deferred provision for income taxes                   190,900         --
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net                1,509,600    1,061,900
     Decrease (increase) in costs and estimated
       earnings in excess of billings on uncom-
       pleted contracts                                 (2,733,100)  (1,169,600)
     Decrease (increase) in prepaid expenses
       and other assets                                   (280,700)    (337,000)
     Increase (decrease) in accounts payable and
       accrued expenses                                    665,400     (272,800)
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts                               519,000     (138,900)
                                                       -----------  -----------
     Net cash provided from (used in) operating
       activities                                          442,900   (2,510,600)
                                                       -----------  -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Purchase of equipment, net                             (470,400)    (172,900)
   Proceeds from sale of equipment                           7,300         --
                                                       -----------  -----------
     Net cash flows (used in) provided from
       investing activities                               (463,100)    (172,900)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit             60,400    3,019,800
   Proceeds from issuance of common stock                   23,800       33,800
   Reduction of long-term debt and short-term
     borrowings                                            (87,500)    (269,700)
   Purchase of treasury stock                             (298,700)        --
                                                       -----------  -----------
     Net cash flows (used in) provided from
       financing activities                               (302,000)   2,783,900
                                                       -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (322,200)     100,400
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, beginning of period           1,939,500    1,782,600
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period                $1,617,300   $1,883,000
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Since the Analytical Services segment was discontinued on April 30, 1999, there are no comparative results to discuss. However, operating results of the Analytical Services segment for the three and six months ended February 28, 1999 have been restated and are shown separately in the accompanying income statements under operations of discontinued segment.

Gross revenue of the Analytical Services segment for the three and six months ended February 28, 1999 were $1,559,200 and $3,367,200, respectively. These amounts are not included in the accompanying income statement's total revenue from continuing operations, but are reflected within operations of discontinued segment.

Note 3.  EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. During the quarter and six months ended February 29, 2000, 9,706 and 23,392 shares, respectively, were purchased under this Plan. A total of 46,944 shares remain authorized for distribution under the Purchase Plan as of February 29, 2000.

Note 4.  STOCK PURCHASE

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the second quarter and six months ended February 29, 2000, the Company purchased 202,100 and 267,600 shares, respectively, of common stock under this plan. The Company suspended the repurchase program on February 4, 2000, when it was reported that management had discovered accounting irregularities (see Note
5). The Company has purchased these shares, at cost, which are presented as Treasury Stock in the consolidated balance sheet. There is no assurance as to the actual number of shares that will be purchased under the program should it be reactivated.

Note 5.  IRREGULARITIES

On February  4, 2000,  the  Company  reported  that  management  had  discovered accounting irregularities related to unbilled revenue which will cause the Company to restate earnings for prior years. Upon discovering the irregularities, the Company began an intensive investigation and notified appropriate authorities.

On April 10, 2000, the Company further reported that the previously disclosed investigation, conducted in association with the Company's current auditors, PricewaterhouseCoopers LLP, has isolated the restatements to fiscal years 1999 and 1998. As previously disclosed, the cumulative effect of the restatements will reduce pre-tax earnings $1.4 million.

On April 7, 2000, Arthur Andersen LLP, who served as the Company's auditors through August 31, 1999, notified the Company by letter that its previously issued reports on the financial statements of the Company for the years ended August 31, 1999 and 1998 should no longer be relied upon. The Company has retained PricewaterhouseCoopers, LLP, to conduct the financial audit, the restatements of earnings, and the refiling of the Company's financial statements for the affected accounting periods. The Company expects that restated and audited historical financial statements will be issued by the time of the filing of its fiscal 2000 third quarter results.

The results of this investigation into these accounting irregularities may impact the unaudited second quarter 2000 results set forth herein, although management does not expect it to be material. Also, the Company will restate previously reported quarterly and annual results. The Audit Committee is still investigating the related restatements dollar magnitude appropriate to each year and each quarter. Management believes that the fiscal 2000 second quarter results of operations were compiled in accordance with appropriate accounting procedures. However, the balance sheet as of February 29, 2000 and August 31, 1999 and the related 1999 financial information set forth herein is presented as previously reported and has not been adjusted for any historical accounting irregularities currently under investigation.

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

Recent Developments

As publicly announced on February 4, 2000, the Company's management had discovered accounting irregularities related to unbilled revenue which will cause the Company to restate earnings for prior years. Upon discovering the irregularities, the Company began an intensive investigation and notified appropriate authorities. The results of this investigation into these accounting irregularities may impact the unaudited second quarter 2000 results set forth herein, although management does not expect it to be material. The Company further disclosed on April 10, 2000 that the previously disclosed investigation, conducted in association with the Company's current auditors, PricewaterhouseCoopers LLP, has isolated the restatements to fiscal years 1999 and 1998. As previously disclosed, the cumulative effect of the restatements will reduce pre-tax earnings $1.4 million.

On April 7, 2000, Arthur Andersen LLP, who served as the Company's auditors through August 31, 1999, notified the Company by letter that its previously issued reports on the financial statements of the Company for the years ended August 31, 1999 and 1998 should no longer be relied upon. The Company has retained PricewaterhouseCoopers, LLP, to conduct the financial audit, the restatements of earnings, and the refiling of the Company's financial statements for the affected accounting periods. The Company expects that restated and audited historical financial statements will be issued by the time of the filing of its fiscal 2000 third quarter results.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2000 Versus Three Months Ended February 28, 1999

Net revenue for the three months ended February 29, 2000 was $8,778,900, an increase of 15.6%, compared to $7,596,300 for the same period in the prior fiscal year. This increase in net revenue, primarily in the federal sector, is due to several new contracts underway in the Company's Mid-Atlantic, Northeast and South Central branches. Additionally, an increase in technical headcount has also contributed to the increase.

Direct salaries and other operating costs for the three months ended February 29, 2000 increased 4.0% to $6,817,600 or 77.7% of net revenue from $6,554,400 or
86.3% for the three-month period ended February 28, 1999. This increase is primarily due to higher technical headcount and also reflects a net savings of costs on a per employee basis quarter to quarter.

Sales, general and administrative costs for the three months ended February 29, 2000 decreased by 15.9% to $1,812,100 or 20.6% of net revenue, from $2,155,100 or 28.4% of net revenue, for the three-month period ended February 28, 1999. The decrease is due to lower sales and marketing related costs from quarter to quarter. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in corporate sales and marketing personnel and cost savings resulting from the decentralization of EA's marketing and business development program. The decrease also included a non-recurring forfeiture recapture associated with the Company's 401(k) plan of approximately $240,000.

The provision for income taxes was $38,200 for the three months ended February 29, 2000 compared to a benefit from income taxes of $1,323,200 in the second quarter of fiscal 1999. This represents an effective tax rate of 40% in both quarters.

The Company recorded a net loss from operations of its now discontinued Analytical Services segment of $147,000 in the second quarter of fiscal 1999. The segment was sold in the second quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $57,400, or 0.7% of net revenue, for the second quarter ended February 29, 2000 compared to a net loss of $2,112,500, or 27.8%, in the second quarter of fiscal 1999.

Six Months Ended February 29, 2000 Versus Six Months Ended February 28, 1999

Net revenue for the six months ended February 29, 2000 was $17,481,000, an increase of 11.4%, compared to $15,686,100 for the same period in the prior fiscal year. This increase in net revenue, primarily in the federal sector, is attributable to several new contracts underway in the Company's Mid-Atlantic, Northeast and South Central branches. Additionally, an increase in technical headcount has also contri-buted to the increase.

Direct salaries and other operating costs increased 7.1% to $13,452,800 or 77.0% of net revenue from $12,561,500, or 80.1% of net revenue for the six-month periods ended February 29, 2000 and February 28, 1999, respectively. This increase is primarily due to higher technical headcount and also reflects a net savings of costs on a per employee basis year to year.

Sales, general and administrative costs decreased by 17.7% to $3,451,100, or 19.7% of net revenue, from $4,194,400 or 26.7% of net revenue, for the six-month periods ended February 29, 2000 and February 28, 1999, respectively. This decrease is primarily due to lower sales and marketing related costs in the current period. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in corporate sales and marketing personnel and cost savings resulting from the decentralization of EA's marketing and business development program.

The provision for income taxes was $191,000 and the benefit from income taxes was $1,318,800 for the six months ended February 29, 2000 and February 28, 1999, respectively. This represents an effective tax rate of 40% in both periods.

The Company reported a net loss from operations of its now discontinued Analytical Services segment of $119,000 for the six months ended February 28, 1999. The segment was sold in the second quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $285,700 and a net loss of $2,077,800, or 1.6% and 13.2% of net revenue, for the six months ended February 29, 2000 and February 28, 1999, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $322,200 for the six months ended February 29, 2000. The decrease was primarily due to the purchase of equipment of $470,400 and purchase of treasury stock of $298,700, offset by cash provided by operations of $442,900 attributable primarily to improvements in working capital.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $470,400 for the six months ended February 29, 2000. The Company anticipates the level of capital expenditures for the remainder of fiscal year 2000 to remain fairly consistent with the level in the first six months ended February 29, 2000 and to be financed by cash generated from operations.

At February 29, 2000, the Company had outstanding long-term debt of $3,363,100. This represents a net increase of $60,400 from the $3,302,700 balance at August 31, 1999.

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

Year 2000

EA recognized the seriousness of the challenge businesses worldwide faced as a result of the Year 2000 problem. EA put in place a formal Year 2000 project in early 1998. As a result of these efforts, the Company transitioned into the new millennium without incident. EA does not foresee any additional risks associated with Year 2000 issues.*

Forward-Looking Statements

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

Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the outcome of the investigation of the Audit Committee of the Company's Board of Directors into the accounting irregularities discussed in the explanatory Note 5 and uncertainty as to the Company's future profitability. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed throughout this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a vote of Security Holders

At the Annual Meeting of Stockholders held on January 13, 2000, the following proposals were adopted as indicated:

  1. To elect four directors to serve until the next annual meeting and until their successors are elected and qualified.

                    Director         For        Withheld
                    --------         ---        --------

                    E. Cashman    5,672,597      157,491
                    L. Jensen     5,670,243      159,845
                    R. Lamone     5,666,271      163,817
                    C. Miller     5,772,709       57,379

 2. To approve the appointment of PricewaterhouseCoopers LLP, as the independent public accountants of the corporation.

                For                               5,815,439
                Against                              12,671
                Abstain                               1,978
                Broker Non-Votes

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27. Financial Data Schedule   (see page 16)

         (b)  Reports on Form 8-K

              - On February 4, 2000, the Company filed a Form 8-K relative to a press release of the same date announcing that manage-ment had discovered accounting irregularities related to unbilled revenue which will cause the Company to restate earnings for prior years.

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

 April 12, 2000                         By:  /s/ Loren D. Jensen
-----------------                       -----------------------------------
                                                 (Signature)

                                         Loren D. Jensen
                                        -----------------------------------

                                         Chairman of the Board,
                                         President and CEO
                                        -----------------------------------
                                                   (Title)




April 12, 2000                          By:  /s/  Barbara L. Posner
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