Form 10-Q/A
period 1997-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              -----------------------------------------------------

                                   FORM 10-Q/A

(Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997
                                               -----------------

   [   ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              -----------------------------------------------------

                           Commission File No. 0-15587
                                     -------

                  EA Engineering, Science, and Technology, Inc.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                          52-0991911
                   --------                          ----------
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)             Identification No.)

         11019 McCormick Road, Hunt Valley, Maryland    21031
         -------------------------------------------    -----
           (Address of Principal Executive Offices)   (Zip Code)

        Registrant's telephone number including area code (410) 584-7000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT
JANUARY 9, 1998  6,234,658
                 ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                      -----
PART I       FINANCIAL INFORMATION......................................................3

ITEM 1       Financial Statements.......................................................3
                 Consolidated Balance Sheets - Assets...................................4
                 Consolidated Balance Sheets - Liabilities and Stockholders' Equity.....5
                 Consolidated Statements of Income......................................6
                 Consolidated Statements of Cash Flows..................................7
                 Notes to Consolidated Financial Statements.............................8

ITEM 2      Management's Discussion and Analysis of Financial Condition

             and Results of Operations.................................................12

PART II     OTHER INFORMATION..........................................................15

ITEM 6      Exhibits and Reports on Form 8-K...........................................15

            (a)   Exhibits.............................................................15

                 11 Schedule of Weighted Shares Outstanding............................15
                 27 Financial Data Schedule............................................15

           (b)      Reports on Forms 8-K...............................................15



          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented include all adjustments necessary for a fair representation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. These consolidated financial statements should be read in conjunction with the Company's August 31, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated November 17, 1997.

           EA ENGINEERING, SCIENCE AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            November 30             August 31,
                                                                1997                   1997
                                                           (As Restated)
                                                       --------------------    -------------------
CURRENT ASSETS:

   Cash and cash equivalents ......................         $  1,659,600          $  2,333,300

   Accounts receivable, net .......................            8,612,800             9,498,800
   Costs and estimated earnings in excess of

         billings on uncompleted contracts ........            6,299,700             5,653,800

   Refundable income taxes ........................            1,816,700             1,883,900

   Prepaid expenses and other .....................            1,904,500             1,865,500
                                                    --------------------   -------------------

                     Total Current Assets .........           20,293,300            21,235,300

PROPERTY AND EQUIPMENT, at cost:
   Furnitire, fixtures, and equipment .............           12,704,600            12,599,200

   Leasehold improvements .........................            3,689,200             3,664,800
                                                    --------------------   -------------------

                                                              16,393,800            16,264,000

   Less - Accumulated depreciation and amortization          (14,132,400)          (13,867,200)
                                                    --------------------   -------------------


                     Net Property and Equipment ...            2,261,400             2,396,800

OTHER ASSETS ......................................            2,723,400             2,708,800
                                                    --------------------   -------------------

Total Assets ......................................         $ 25,278,100          $ 26,340,900
                                                    ====================   ===================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               November 30        August 31,
                                                                  1997              1997
                                                               (As Restated)
                                                              ---------------   --------------
CURRENT LIABILITIES:

   Accounts Payable ........................................     $  3,978,900     $  4,306,900
   Accrued Expenses ........................................        1,688,000        2,553,600
   Accrued Salaries, wages and benefits ....................        2,739,800        2,891,200

   Current portion of long-term debt .......................          639,200          648,300
   Billings in excess of costs and estimated
       earnings on uncompleted contracts ...................          531,700          512,200
                                                               --------------   --------------

                     Total Current Liabilities .............        9,577,600       10,912,200

LONG-TERM DEBT, net of current portion .....................        2,438,400        2,331,700
                                                               --------------   --------------

                    Total Liabilities ......................       12,016,000       13,243,900
                                                               --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value; 10,000,000 shares
       authorized; 6,236,300 and 6,227,300 shares
       issued and outstanding ..............................           62,400           62,300
   Preferred stock, $.01 par value; 8,000,000 shares
       authorized; none issued .............................             --               --
   Capital in excess of par value ..........................       10,920,200       10,902,300
   Notes receivable from stockholders ......................         (160,000)        (160,000)
   Retained Earnings .......................................        2,439,500        2,292,400
                                                               --------------   --------------

                   Total Stockholders' Equity ..............       13,262,100       13,097,000
                                                               --------------   --------------

                  Total Liabilities and Stockholders' Equity     $ 25,278,100     $ 26,340,900
                                                               ==============   ==============

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended
                                                           November 30,
                                                ---------------------------------------
                                                       1997                  1996
                                                   (As Restated)
                                                ---------------------------------------
Total revenue ..............................         $ 15,969,800          $ 22,178,500
Less - Subcontractor costs .................           (3,488,600)           (7,196,400)
Less - Other direct project costs ..........           (1,983,400)           (2,482,700)
                                                ---------------------------------------
Net revenue ................................           10,497,800            12,499,400
                                                ---------------------------------------

Operating expenses:
   Direct salaries and other operating .....            7,947,700            10,207,300
   Sales, general and administrative .......            2,301,200             1,926,900
                                                ---------------------------------------
Total operating expenses ...................           10,248,900            12,134,200
                                                ---------------------------------------

Income from operations .....................              248,900               365,200

Interest expense ...........................              (65,400)              (68,200)
Interest income ............................               15,500                14,100
                                                ---------------------------------------
Income before income taxes .................              199,000               311,100
Provision for income taxes .................               51,900               124,400
                                                ---------------------------------------
Net income .................................         $    147,100          $    186,700
                                                =======================================

Basic earnings per Share ...................         $       0.02          $       0.03

Dilutive earnings per share ................         $       0.02          $       0.03

Weighted average shares outstanding ........            6,233,400             6,185,100

Effect of dilutive stock options ...........               14,900                12,700

Dilutive weighted average shares outstanding            6,248,300             6,197,800

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                        November 30

                                                         -----------------------------------------
                                                                 1997                 1996
                                                             (As Restated)

                                                         -----------------------------------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income .........................................         $   147,100          $   186,700
Noncash expenses included in net income -
      Depreciation and amortization ................             293,200              408,400
      Current provision for income taxes ...........                --                124,400
Net (increase) decrease in noncash assets -
      Accounts receivable, net .....................             886,000             (112,900)
      Costs and estimated earnings in excess of
          billings on uncompleted contracts ........            (645,900)             783,100
      Prepaid expenses and other assets ............             (53,600)            (549,400)
Net increase (decrease) in nondebt liabilities -
      Accounts payable and accrued expenses ........          (1,345,000)            (383,900)
      Refunds of income taxes ......................              67,200               72,600
      Payments of income taxes .....................                --                (19,000)
      Billings in excess of costs and estimated
          earnings on uncompleted contracts ........              19,500              (37,700)
                                                    -----------------------------------------
Net cash flows from (used for) operating activities             (631,500)             472,300
                                                    -----------------------------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
Purchase of equipment, net .........................            (157,800)            (143,000)
                                                    -----------------------------------------
Net cash flows used for investing activities .......            (157,800)            (143,000)
                                                    -----------------------------------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Reduction of long-term debt ........................            (204,000)          (1,285,300)
Proceeds from issuance of long-term debt ...........             301,600              929,900
Proceeds from issuance of common stock .............              18,000               30,600
                                                    -----------------------------------------
Net cash flows from (used for) financing activities              115,600             (324,800)
                                                    -----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (673,700)               4,500
                                                    -----------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period .....           2,333,300            1,308,600
                                                    -----------------------------------------
CASH AND CASH EQUIVALENTS, ending of period ........         $ 1,659,600          $ 1,313,100
                                                    =========================================

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation-

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

Accounting Irregularities-

On February  4, 2000,  the  Company  reported  that  management  had  discovered accounting irregularities related to unbilled revenue which will cause the Company to restate earnings for the prior years. Upon discovering the irregularities, the Company, through the Audit Committee of the Board of Directors, began an intensive investigation and notified the appropriate authorities.

On April 10, 2000, the Company further reported that the previously disclosed investigation, conducted in association with the Company's current auditors, PricewaterhouseCoopers LLP, isolated the restatements to fiscal years 1999 and 1998. As previously disclosed, the cumulative effect of the restatements would reduce pre-tax earnings $1.4 million.

On April 7, 2000, Arthur Anderson LLP, who served as the Company's auditors through August 31, 1999, notified the Company by letter that its previously issued reports on the financial statements of the Company for the years ended August 31, 1999 and 1998 should no longer be relied upon.

The Audit Committee's investigation has been completed and, as a result of its findings, the Company has restated its previously reported financial results for fiscal years 1999 and 1998. The fiscal year 1998 financial information set forth herein incorporates all relevant information obtained from the investigation. As a result of the accounting irregularities, the Company will file audited restated financial statements and related financial data schedule for the fiscal years ended August 31, 1999 and August 31, 1998 on an amended Form 10-K/A for the fiscal year ended August 31, 1999 and will file unaudited restated quarterly financial statements and related financial data schedules for the three months ended November 30, 1999, 1998, and 1997; the six months ended February 29, 2000 and February 28, 1999 and 1998; and the nine months ended May 31, 1999 and 1998 on amended Forms 10-Q/A. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings, to the restated amounts, which are included in the financial statements presented in this Form 10-Q/A (see Note 2).

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation have been included.

Revenue Recognition-

The Company is a multidisciplinary energy and environmental services and consulting engineering organization providing a wide range of consulting, engineering, remediation, and analytical services. These services are generally performed under time and material, fixed price, and cost plus fixed fee contracts which vary in length from one month to ten years.

The Company's Management Consulting Services segment accounts for contract revenues and costs under fixed-price contracts using the percentage-of-completion method. The percentage of completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time-and-material contracts are recognized currently as the work is performed. Revenue on cost-plus-fixed fee contracts are recognized to the extent of costs incurred plus a proportionate amount of the contracted fee.
Certain cost-plus-fixed fee contracts also include provisions for earning performance based incentive fees. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

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

Major Clients-

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

Cash and Cash Equivalents-

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates the market.

Property and Equipment-

Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

Segment Information-

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

Risks and Uncertainties-

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

Use of Estimates-

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

Supplemental Disclosures of Cash Flow Information-

Cash paid for interest during the three months ended November 30, 1997 and 1996 for interest was $48,900 and $43,500, respectively. Retirements of property and equipment for the same periods were $28,000 and $21,900, respectively.

Accounting for Income Taxes-

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying currently enacted statutory rates applicable to future years. Valuation allowances are established when deferred tax assets are not currently assured of realization.

Note 2. RESTATEMENT

On April 10, 2000, the Company reported that the Audit Committee's investigation into the accounting irregularities was complete. The accompanying restated financial statements incorporate all relevant information obtained in the investigation. The Company has identified and recorded all corrections arising from the findings of the investigation and the process of restating the Company's consolidated financial statements. The corrections are the result of the accounting irregularities. Provided below is a summary of the impact of these corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this quarterly report on Form 10-Q/A. A more detailed explanation of the adjustments and a detailed reconciliation of the effects that such adjustments had on the annual financial statements from 1998 through 1999, will be provided in the Company's restated audited financial statements on amended Form 10-K/A for the fiscal year ended August 31, 1999.


                                    Balance Sheet at November 30, 1997
                           -----------------------------------------------------
                            As Previously         Accounting           As
                               Reported*         Irregularities      Restated
                           --------------       --------------     -------------
Total Assets .......         25,415,300           (137,200)         25,278,100
                             ----------           --------          ----------
Total Liabilities ..         12,016,000               --            12,016,000
                             ----------                             ----------
Shareholders' Equity         13,399,300           (137,200)         13,262,100
                             ----------           --------          ----------

   * Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of November 30, 1997 to conform to current quarterly presentation.

                                            Three Months Ended November 30, 1997
                                  -------------------------------------------------------
                                  As Previously         Accounting                As
                                     Reported          Irregularities           Restated
                                  -------------        --------------          ----------
Net Revenue ...............          10,721,300             (223,500)          10,497,800
Total Expenses ............          10,248,900                 --             10,248,900
                                     ----------           ----------           ----------
Income from Operations ....             472,400             (223,500)             248,900
Interest expense, net .....             (49,900)                --                (49,900)
Provision for Income Taxes              138,200              (86,300)              51,900
                                        -------              -------               ------
Net Income (loss) .........             284,300             (137,200)             147,100
                                        =======             ========              =======
Earnings per Share, Basic .                0.04                (0.02)                0.02
Earnings per Share, Diluted                0.04                (0.02)                0.02

Note 3. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains a Stock Option Plan ("the Plan"), which provides for the granting of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 574,200 options was issued and outstanding as of November 30, 1997 having an average exercise price of $2.29. Of the outstanding options, 200,000 are held by Donald
A. Deieso, President and CEO. The exercise price of the 200,000 shares is $2.25, which was equal to the market price on the grant date. There are 346,000 options available for issuance as of November 30, 1997.

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

Note 4. RESTRUCTURING:

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

On February 4, 2000, as a result of the discovery of accounting irregularities, related to unbilled revenue, the Audit Committee of the Company's Board of Directors ("Audit Committee") initiated an investigation into such matters. The Audit Committee recently completed the investigation into such matters. In June 2000, the Company has restated its financial results for fiscal years 1999 and 1998 and the interim quarterly periods during 1998 through February 2000. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigation.

Three Months Ended November 30, 1997

Net revenue for the three months ended November 30, 1997 was $10,497,800, a decrease of 16.0% from $12,499,400 for the same period in 1997. The decrease is attributable to lower contract volume across all client sectors resulting from greater selectivity in the pursuit of opportunities. Additionally, price competition remains intense within the energy and environmental services industry, further surpressing net revenue levels compared to the prior year's first quarter.

Direct salaries and other operating costs decreased to $7,947,700 from $10,207,300, representing 75.7% and 81.7% of net revenue for the three months ended November 30, 1997 and 1996, respectively. The decreases were attributable to increased staff utilization and lower overall operating costs from quarter to quarter.

Sales, general and administrative costs increased to $2,301,200 from $1,926,900. The increase in costs was primarily related to an additional investment in sales and marketing expenses.

As a result of the above factors, income from operations for the three months ended November 30, 1997 and 1996 decreased 31.8% to $248,900 from $365,200 representing 2.4% and 2.9% of net revenue. Interest expense, net, decreased $4,200 for the three months ended November 30, 1997, compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term debt principal balances and interest paid on its revolving line of credit due to lower average daily amounts outstanding.

The provision for income taxes was $51,900 and $124,400 for the three months ended November 30, 1997 and 1996, respectively. This represents effective rates of 26.0% and 40.0%, respectively.

Net income for the three months ended November 30, 1997 and 1996 decreased 21.2% to $147,100 from $186,700, representing 1.4% and 1.5% of net revenue.

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

Direct salaries and other operating costs decreased to $10,207,300 from $11,487,700, representing 81.6% and 79.3% of net revenue for the three months ended November 30, 1996 and 1995, respectively. As a percentage of net revenue, the increase was attributable to decreased staff utilization, and increased information systems costs.

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

At November 30, 1997, the Company had outstanding long-term debt, including the current portion, of $3,077,600. This represents a net increase of $97,600 from the $2,980,000 balance at August 31, 1997. The increase is the result of a $920,600 increase in its revolving line of credit balance, partially offset by net repayments of $540,600 for equipment loans and $282,400 for computer equipment.

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

Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to the accounting irregularities discussed in the explanatory Note 2 and their further impact, if any, on the Company's operations and/or the Company's future profitability. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed throughout this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

               11. Schedule of Weighted Average Shares Outstanding (see page 17)
               27. Financial Data Schedule  (see page 18)

         (b)  Reports on Form 8-K

              - On February 4, 2000, the Company filed a Form 8-K relative to a press release of the same date announcing that management had discovered accounting irregularities related to unbilled revenue which will cause the Company to restate earnings for prior years.

              - The  Company  filed a report on Form 8-K dated April 10, 2000 reporting in Item 5 that the Company's investigation into the accounting irregularities had been concluded; that Arthur Anderson LLP, the Company's auditors through the end of the Company's 1999 Fiscal Year, advised that their reports for the affected fiscal years 1998 and 1999 could not be relied upon; and that the Company would be restating earnings for fiscal years 1998 and 1999.

              - The  Company  filed a report on Form 8-K  dated  June 8, 2000 reporting that the Company's common stock would continue to trade on Nasdaq Smallcap Market under the symbol EACEC to signify that continued trading is under exception to Nasdaq listing requirements and is subject to satisfying certain conditions, specifically filing by June 16, 2000 the Company's amended financial statements for 1998 and 1999 and satisfying Nasdaq's $1.00 minimum bid price requirement by September 16, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EA Engineering, Science, and
                                          Technology, Inc. & Subsidiaries

                                          --------------------------
                                                   (Registrant)




June 16, 2000                      By:    /s/ Loren D. Jensen
-----------------                         -----------------------------
                                                   (Signature)


                                          Loren D. Jensen
                                          ----------------------------------

                                          Chairman of the Board, President
                                                and CEO
                                          ----------------------------------
                                                   (Title)

June 16, 2000                        By:  /s/ Barbara L. Posner
-----------------                         ----------------------------------
                                                   (Signature)

                                          Barbara L. Posner
                                          ---------------------------------


                                          Chief Operating Officer and
                                          Chief Financial Officer

                                          ----------------------------------
                                                   (Title)

                                                                      EXHIBIT 11

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                 SCHEDULE OF WEIGHTED AVERAGE SHARES OUTSTANDING

                                                       Three Months Ended
                                                          November 30,
                                                 ------------------------------
                                                      1997            1996
                                                 -------------   --------------
Weighted average shares of common stock ..         6,233,400         6,185,100
Impact of dilutive stock options as of
  November 30, 1997 and 1996, respectively            14,900            12,700
                                                 ------------------------------
Weighted average shares of common stock ..         6,248,300         6,197,800
                                                 ==============================
