Form 10-Q/A
period 1998-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              -----------------------------------------------------

                                   FORM 10-Q/A

(Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998
                                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                      APPLICABLE TO CORPORATE USERS ONLY:

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AT APRIL 3, 1998 6,243,730
               ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION........................................................3

ITEM 1      Financial Statements......................................................3
               Consolidated Balance Sheets - Assets...................................4
               Consolidated Balance Sheets - Liabilities and Stockholders' Equity.....5
               Consolidated Statements of Income......................................6
               Consolidated Statements of Cash Flows..................................7
               Notes to Consolidated Financial Statements.............................8

ITEM 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................13

PART II  OTHER INFORMATION............................................................16

ITEM 4   Submission of Matters to a Vote of Security Holders..........................16

ITEM 6   Exhibits and Reports on Form 8-K.............................................16

             (a) Exhibits.............................................................16

                 11 Schedule of Weighted Shares Outstanding...........................16
                 27 Financial Data Schedule...........................................16

             (b)   Reports on Form 8-K................................................16


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

                           EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                        February 28,           August 31,
                                                            1998                 1997
                                                       (As Restated)
                                                       --------------       --------------
CURRENT ASSETS:

  Cash and cash equivalents ..................         $  1,796,300          $  2,333,300
  Accounts receivable, net ...................            6,442,100             9,498,800
  Costs and estimated earnings in excess of
     billings on uncompleted contracts .......            5,847,400             5,653,800
  Refundable income taxes ....................               40,900             1,883,900
  Prepaid expenses and other .................            2,010,300             1,865,500
                                                        -----------            ----------
Total Current Assets .........................           16,137,000            21,235,300
                                                        -----------            ----------
PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment ..........           13,008,500            12,599,200
  Leasehold improvements .....................            3,684,700             3,664,800
                                                        -----------            ----------
                                                         16,693,200            16,264,000

Less-Accumulated depreciation and amortization          (14,431,200)          (13,867,200)
                                                       ------------          ------------
    Net Property and Equipment ...............            2,262,000             2,396,800
                                                       ------------            ----------
OTHER ASSETS .................................            2,692,000             2,708,800
                                                       ------------           -----------
      Total Assets ...........................         $ 21,091,000          $ 26,340,900
                                                        ===========           ===========

        The accompanying notes are an integral part of these statements.



          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            February 28,            August 31,
                                                                1998                  1997
                                                            (As Restated)
                                                             -----------            ----------
CURRENT LIABILITIES:

 Accounts payable .................................         $  3,501,400          $  4,306,900
 Accrued expenses .................................            1,000,300             2,553,600
 Accrued salaries, wages and benefits .............            2,214,000             2,891,200
 Current portion of long-term debt ................              574,900               648,300
 Billings in excess of costs and estimated
     earnings on uncompleted contracts ............               74,100               512,200
                                                             -----------            ----------
     Total Current Liabilities ....................            7,364,700            10,912,200

 LONG-TERM DEBT, net of current portion ...........              417,500             2,331,700
                                                              ----------           -----------
     Total Liabilities ............................            7,782,200            13,243,900
                                                              ----------           -----------
COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 10,000,000 shares
     authorized; 6,244,000 and 6,227,300 shares
     issued and outstanding .......................               62,500                62,300
 Preferred stock, $.01 par value; 8,000,000 shares
     authorized; none issued ......................                 --                    --
 Capital in excess of par value ...................           10,936,900            10,902,300
 Notes receivable from stockholders ...............             (160,000)             (160,000)
 Retained earnings ................................            2,469,400             2,292,400
                                                             -----------           -----------
 Total Stockholders' Equity .......................           13,308,800            13,097,000


         Total Liabilities and Stockholders' Equity         $ 21,091,000          $ 26,340,900
                                                           =============         =============

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended                       Six Months Ended
                                                February 28,       February 28,         February 28,       February 28,
                                                   1998               1997                 1998                1997
                                               (As Restated)                           (As Restated)
                                               ------------        ------------        ------------        ------------
Total revenue ..........................       $ 14,269,100        $ 17,537,400        $ 30,238,900        $ 39,715,900
Less - Subcontractor costs .............         (2,597,300)         (6,005,500)         (6,085,900)        (13,201,900)
Less - Other direct project costs ......         (1,200,900)         (2,967,300)         (3,184,300)         (5,450,000)
                                               ------------        ------------        ------------        ------------
Net revenue ............................         10,470,900           8,564,600          20,968,700          21,064,000
                                               ------------        ------------        ------------        ------------
Operating expenses:

   Direct salaries and other operating .          7,952,900          10,406,500          15,900,600          20,613,800
   Sales, general and administrative ...          2,375,300           2,129,700           4,676,500           4,056,600
                                               ------------        ------------        ------------        ------------
Total operating expenses ...............         10,328,200          12,536,200          20,577,100          24,670,400
                                               ------------        ------------        ------------        ------------
Income (loss) from operations ..........            142,700          (3,971,600)            391,600          (3,606,400)
Interest expense, net ..................            (38,200)           (167,300)            (88,100)           (221,400)
                                               ------------        ------------        ------------        ------------
Income (loss) before income taxes ......            104,500          (4,138,900)            303,500          (3,827,800)

Provision (benefit)for income taxes ....             74,700          (1,655,600)            126,500          (1,531,200)
                                               ------------        ------------        ------------        ------------
Net income (loss) ......................       $     29,800        $ (2,483,300)       $    177,000        $ (2,296,600)
                                               ============        ============        ============        ============

Basic earnings (loss) per share ........       $       0.00        $      (0.40)       $       0.03        $      (0.37)
Diluted earnings (loss) per share ......       $       0.00        $      (0.40)       $       0.03        $      (0.37)
                                               ============        ============        ============        ============

Weighted avg. shares outstanding .......          6,241,400           6,200,200           6,237,400           6,192,600
Effect of dilutive stock options .......             58,800                --                20,000                --
Diluted weighted avg. shares outstanding          6,300,200           6,200,200           6,257,400           6,192,600
                                               ============        ============        ============        ============

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
                                                              -------------------------------
                                                             February 28,         February 28,
                                                                1998                  1997
                                                             (As Restated)
                                                              -----------          -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss) ...................................         $   177,000          $(2,296,600)
Noncash expenses included in net income (loss) -
    Depreciation and amortization ...................             592,000              802,400
    Current benefit from income taxes ...............                --             (1,531,100)
Changes in operating assets and liabilities -
    Decrease (increase) in accounts receivable, net .           3,056,700           (1,510,100)
    (Increase) decrease in costs and estimated
       earnings in excess of billings on uncompleted
       contracts ....................................            (193,600)           6,950,600
    (Increase) decrease in prepaid expenses and
       other assets .................................            (128,000)            (749,200)
    Decrease in accounts payable and accrued expenses          (3,036,000)          (2,696,400)
     Refundable income taxes ........................           1,843,000              337,500
     Decrease in billings in excess of costs and
       estimated earnings on uncompleted contracts ..            (438,100)             (76,800)
                                                              -----------          -----------
Net cash flows from (used for) operating activities .           1,873,000             (769,700)
                                                              -----------          -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of equipment, net ..........................            (457,200)            (313,400)
                                                              -----------          -----------

Net cash flows used for investing activities ........            (457,200)            (313,400)
                                                              -----------          -----------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
Net repayments (borrowings) from revolving
    line of credit ..................................          (1,644,700)           1,794,200
Proceeds from issuance of common stock ..............              34,800               64,800
Reduction of long-term debt and short-term borrowings            (342,900)            (450,800)
                                                              -----------          -----------
Net cash flows from (used for) financing
    activities ......................................          (1,952,800)           1,408,200
                                                              -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (537,000)             325,100
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period ......           2,333,300            1,308,600
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, end of period ............         $ 1,796,300          $ 1,633,700
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

Accounting Irregularities--

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

The Audit Committee's investigation has been completed and, as a result of its findings, the Company has restated its previously reported financial results for fiscal years 1999 and 1998. The fiscal year 1998 financial information set forth herein incorporates all relevant information obtained from the investigation. As a result of the accounting irregularities, the Company will file audited restated financial statements and financial data schedule for the fiscal years ended August 31, 1999 and August 31, 1998 on an amended Form 10-K/A for the fiscal year ended August 31, 1999 and will file unaudited restated quarterly financial statements and related financial data schedules for the three months ended November 30, 1999, 1998, and 1997; the six months ended February 29, 2000 and February 28, 1999 and 1998; and the nine months ended May 31, 1999 and 1998 on amended Forms 10-Q/A. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings, to the restated amounts, which are included in the financial statements presented in this Form 10-Q/A (see Note 2).

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

Contract costs and estimated earnings recognized in excess of amounts billed are classified as current assets under "costs and estimated earnings in excess of billings on uncompleted contracts". Billings in excess of contract costs and estimated earnings are classified as current liabilities under "billings in excess of costs and estimated earnings on uncompleted contracts."

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

                                    Balance Sheet at February 28, 1998
                         ------------------------------------------------------
                         As Previously        Accounting             As
                           Reported*         Irregularities        Restated
                        -----------------  -----------------    ---------------
Total Assets                 21,319,600           (228,600)         21,091,000
                             ----------          ----------         ----------
Total Liabilities             7,782,200               --             7,782,200
                             ----------          ----------         ----------
Shareholders' Equity         13,537,400           (228,600)         13,308,800
                             ----------          ----------         ----------

* Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of February 28, 1998 to conform to current quarterly presentation.

                                           Six Months Ended February 28, 1998
                                  -------------------------------------------------------
                                  As Previously         Accounting                As
                                     Reported          Irregularities           Restated
                                  -------------        --------------          ----------
Net Revenue ...............          21,341,200             (372,500)          20,968,700
Total Expenses ............          20,577,100                 --             20,577,100
                                    -----------          -----------          -----------
Income from Operations ....             764,100             (372,500)             391,600
Interest expense, net .....             (88,100)                --                (88,100)
Provision for Income Taxes              270,400             (143,900)             126,500
                                    -----------          -----------          -----------
Net Income (loss) .........             405,600             (228,600)             177,000
                                    ===========          ===========          ===========
Earnings per Share, Basic .                0.07                (0.04)                0.03
Earnings per Share, Diluted                0.06                (0.03)                0.03

Note 3. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan ("The Plan"), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 605,700 options was issued and outstanding as of February 28, 1998 having an average exercise price of $2.28. Of the outstanding options, 200,000 are held by the President and CEO. The exercise price of the 200,000 shares is $2.25, which was equal to the market price on the grant date. There were 314,500 options available for issuance as of February 28, 1998.

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

Three Months Ended February 28, 1998

Net revenue for the three months ended February 28, 1998 was $10,470,900, an increase of 22.3% from $8,564,600 for the same period in fiscal 1997. The increase in net revenue is due in part to realized gains on certain fixed-priced contracts. Also, due to a planned shift to higher-margin consulting work, a greater percentage of net revenue was contributed by the Company's professional staff and a lesser percentage by subcontractor services, which has led to sustained increases in manpower utilization. EA professional staff labor was approximately 23.5% of total revenue compared to 21.6% of total revenue in the three months ended February 28, 1997. Additionally, the recognition of contract losses made in the fiscal 1997 second quarter lowered net revenue by $597,000.

Direct salaries and other operating costs decreased to $7,952,900 from $10,406,500, representing 76.0% and 121.5% of net revenue for the three months ended February 28, 1998 and 1997, respectively. The decreases were attributable to increased staff utilization and lower overall operating costs from quarter to quarter, as well as reduction in staff numbers as a result of the March 1997 restructuring.

Sales, general and administrative costs increased to $2,375,300 from $2,129,700, representing 22.7% and 24.9% of net revenue for the second quarter period 1998 and 1997, respectively. The increase in costs was primarily related to additional investment in sales and marketing expenses.

As a result of the above factors, income from operations for the three months ended February 28, 1998 was $142,700 or 1.4% of net revenue compared to the previous year's loss from operations of $3,971,600 or 46.4% of net revenue for the three months ended February 28, 1997. Interest expense, net, decreased $129,100 for the three months ended February 28, 1998, compared to the prior year. This decrease is primarily attributable to an interest payment made in the prior fiscal year in connection with a Maryland tax settlement, aided by the reduction of certain long-term debt principal balances.

The provision for income taxes was $74,700 for the three-month period ended February 28, 1998 compared to a benefit from income taxes of $1,655,600 for the three-month period ended February 28, 1997, representing effective tax rates of 72% and 40%, respectively.

Net income for the three months ended February 28, 1998 was $29,800, or 0.3% of net revenue, compared to a net loss of $2,483,300, or 29.0% of net revenue, for the three months ended February 28, 1997.

Six Months Ended February 28, 1998

Net revenue for the six months ended February 28, 1998 was $20,968,700, a decrease of 0.5% from $21,064,000 for the same period in 1997. Prior to restatement there was an increase of 1.3%. This increase is attributable to the significant improvement of net revenue in the current second quarter as discussed in "Three Months Ended February 28, 1998." However, the 1.3% increase is also aided by the provision for estimated losses on certain uncompleted landfill closure projects made in the prior fiscal period ended February 28, 1997. The loss provision for these contracts, a business line the Company no longer pursues, recognized anticipated future project expenses which lowered fiscal 1997 second quarter net revenue by $597,000. Removing the effects of the contract loss, the Company had a lower overall contract volume in the current six-month period, across all client sectors of approximately $323,000 in net revenue, or a decrease of 1.5%. This decrease is attributable to an implemented management policy requiring greater selectivity in the pursuit of opportunities.

Direct salaries and other operating costs decreased to $15,900,600 from $20,613,800, representing 75.8% and 97.9% of net revenue for the six months ended February 28, 1998 and 1997, respectively. The 22.9% decrease in operating costs is due to increased staff utilization and lower overall operating costs, as well as staff reductions in connection with the March 1997 restructuring.

Sales, general and administrative costs increased to $4,676,500 or 22.3% of net revenue for the six-month period ended February 28, 1998 compared to $4,056,600 or 19.3% of net revenue for the same period in 1997. This increase is primarily due to additional investment in sales and marketing efforts.

As a result of the above factors, income from operations for the six months ended February 28, 1998 was $391,600, or 1.9% of net revenue, compared to the previous year's loss from operations of $3,606,400, or 17.1% of net revenue for the six months ended February 28, 1997. Interest expense, net, decreased $133,300 for the six months ended February 28, 1997, compared to the previous year. This decrease is primarily attributable to an interest payment in connection with a Maryland tax settlement in the prior year, aided by the reduction of certain long-term debt principal balances.

The provision for income taxes was $126,500 for the six months ended February 28, 1998, compared to a benefit from income taxes of $1,531,200 for the same period in 1987, representing effective tax rates of 42% and 40% respectively.

Net income for the six months ended February 28, 1998 was $177,000, or 0.8% of net revenue, compared to a net loss of $2,296,600, or 10.9% of net revenue, for the six months ended February 28, 1997.

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

At February 28, 1998, the Company had outstanding long-term debt, including the current portion, of $992,400. This represents a net decrease of $1,987,600 from the $2,980,000 balance at August 31, 1997. The decrease is the result of a $1,644,700 decrease in its revolving line of credit balance, and net repayments of $195,300 for equipment loans and $147,600 for computer equipment.

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

             ------------------------------------------------------

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

ITEM 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11. Schedule of Weighted Average Shares Outstanding (see page 19)
               27. Financial Data Schedule (see page 20)

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

                                              EA Engineering, Science, and
                                              Technology, Inc. & Subsidiaries
                                              ------------------------------
                                                       (Registrant)


June 16, 2000                                 By: /s/ Loren D. Jensen
--------------                                ----------------------------------
                                                       (Signature)


                                              Loren D. Jensen
                                              ----------------------------------


                                              Chairman of the Board, President
                                              and CEO
                                              ----------------------------------
                                                        (Title)



June 16, 2000                                 By: /s/ Barbara L. Posner
--------------                                ----------------------------------
                                                       (Signature)


                                              Barbara L. Posner
                                              ---------------------------------


                                              Chief Operating Officer and
                                              Chief Financial Officer
                                              ---------------------------------
                                                         (Title)


                                                                      EXHIBIT 11

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                 SCHEDULE OF WEIGHTED AVERAGE SHARES OUTSTANDING



                                                         Three Months Ended                      Six Months Ended
                                                  -------------------------------       -------------------------------
                                                   February 28,     February 28,        February 28,        February 28,
                                                      1998             1997                 1998                1997
                                                  ------------     --------------       ------------       ------------
Weighted average shares of common stock ..          6,241,400          6,200,200          6,237,400          6,192,600
Impact of dilutive stock options as of
  February 28, 1998 and February 28, 1997,
  respectively(1) ........................             58,800               --               20,000               --
                                                       ------             ------             ------             ------
Diluted weighted average shares of
common stock .............................          6,300,200          6,200,200          6,257,400          6,192,600
                                                    =========          =========          =========          =========

(1) Dilutive stock options, which, if added, would have an anti-dilutive effect on losses per share were 22,187 for the three months ended February 28, 1997 and 17,736 for the six months ended February 28, 1997.