Form 10-Q/A
period 1998-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended May 31, 1998

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        From the transition period            to
                                   ----------    ------------

                                 ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                            52-0991911
           --------------------------------         ----------------------
            (State or Other Jurisdiction of           (I.R.S. Employer
           Incorporation or Organization)               ID Number)

        11019 McCormick Road, Hunt Valley, Maryland           21031
        -------------------------------------------           -----
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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 8, 1998 was 6,276,399.
                                ---------


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I   FINANCIAL INFORMATION.................................................................3

ITEM 1   Financial Statements..................................................................3
            Consolidated Balance Sheets - Assets...............................................4
            Consolidated Balance Sheets - Liabilities and Stockholders' Equity.................5
            Consolidated Statements of Income..................................................6
            Consolidated Statements of Cash Flows..............................................7
            Notes to Consolidated Financial Statements.........................................8

ITEM 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................13

PART II  OTHER INFORMATION.....................................................................17

ITEM 6   Exhibits and Reports on Form 8-K......................................................17

            (a)    Exhibits....................................................................17

                 11 Schedule of Weighted Shares Outstanding....................................17
                 27 Financial Data Schedule....................................................17

            (b)    Reports on Form 8-K.........................................................17


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

           EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             May 31,              August 31,
                                                              1998                  1997
                                                           (As Restated)
                                                            -----------           ----------
CURRENT ASSETS:
  Cash and cash equivalents ......................         $  1,774,800          $  2,333,300
  Accounts receivable, net .......................            8,182,100             9,498,800
  Costs and estimated earnings in excess of
     billings on uncompleted contracts ...........            6,641,800             5,653,800
  Refundable income taxes ........................               15,600             1,883,900
  Prepaid expenses and other .....................            1,966,300             1,865,500
                                                           ------------          ------------
  Total Current Assets ...........................           18,580,600            21,235,300
                                                           ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment ..............           13,058,900            12,599,200
  Leasehold improvements .........................            3,675,900             3,664,800
                                                           ------------          ------------
                                                             16,734,800            16,264,000

  Less-accumulated depreciation and amortization .          (14,727,300)          (13,867,200)
                                                                                 ------------
  Net Property and Equipment .....................            2,007,500             2,396,800
                                                           ------------          ------------

OTHER ASSETS .....................................            2,738,800             2,708,800
                                                           ------------          ------------

Total Assets .....................................         $ 23,326,900          $ 26,340,900
                                                           ============          ============

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 May 31,            August 31,
                                                                  1998                 1997
                                                             (As Restated)
                                                              ------------          ------------
CURRENT LIABILITIES:
  Accounts payable .................................         $  3,764,200          $  4,306,900
  Accrued expenses .................................              599,200             2,553,600
  Accrued salaries, wages and benefits .............            2,494,400             2,891,200
  Current portion of long-term debt ................              495,700               648,300
  Billings in excess of costs and estimated
     earnings on uncompleted contracts .............              125,700               512,200
                                                             ------------          ------------
     Total Current Liabilities .....................            7,479,200            10,912,200

LONG-TERM DEBT, net of current portion .............            2,217,100             2,331,700
                                                             ------------          ------------
     Total Liabilities .............................            9,696,300            13,243,900
                                                             ------------          ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares
     authorized; 6,275,700 and 6,227,300 shares
     issued and outstanding ........................               62,800                62,300
   Preferred stock, $.01 par value; 8,000,000
     shares authorized; none issued ................                 --                    --
  Capital in excess of par value ...................           11,030,000            10,902,300
  Notes receivable from stockholders ...............             (160,000)             (160,000)
  Retained earnings ................................            2,697,800             2,292,400
                                                             ------------          ------------
     Total Stockholders' Equity ....................           13,630,600            13,097,000
                                                             ------------          ------------
        Total Liabilities and Stockholders' Equity .         $ 23,326,900          $ 26,340,900
                                                             ============          ============

          The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. 6: SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended                        Nine Months Ended
                                                    --------------------------------            --------------------------------
                                                      May 31,               May 31,               May 31,              May 31,
                                                       1998                  1997                  1998                  1997
                                                   (As Restated)                               (As Restated)
                                                    ----------            ----------            ----------            ----------
Total revenue ...........................         $ 14,171,900          $ 16,660,600          $ 44,410,800          $ 56,376,500
Less - Subcontractor costs ..............           (2,180,600)           (4,176,000)           (8,266,500)          (17,377,900)
Less - Other direct project costs .......           (1,662,200)           (3,531,700)           (4,846,500)           (8,981,700)
                                                    ----------            ----------            ----------            ----------
         Net revenue ....................           10,329,100             8,952,900            31,297,800            30,016,900

Operating expenses:
   Direct salaries and other operating ..            7,736,100             8,809,700            23,636,700            29,423,500
   Sales, general and administrative ....            2,439,300             2,147,500             7,115,800             6,204,100
   Gain on "key employee" life
     insurance ..........................             (261,100)                 --                (261,100)                 --

Restructuring ...........................                 --               3,000,100                  --               3,000,100
                                                    ----------            ----------            ----------            ----------
Total operating expenses ................            9,914,300            13,957,300            30,491,400            38,627,700
                                                    ----------            ----------            ----------            ----------
Income (loss) from operations ...........              414,800            (5,004,400)              806,400            (8,610,800)
Interest expense, net ...................              (26,400)              (76,500)             (114,500)             (297,900)
                                                    ----------            ----------            ----------            ----------
Income (loss) before income taxes .......              388,400            (5,080,900)              691,900            (8,908,700)
Provision (benefit) for
   income taxes .........................              160,000            (1,624,200)              286,500            (3,155,400)
                                                    ----------            ----------            ----------            ----------
Net income (loss) . . . . . . . . . . .           $    228,400          $ (3,456,700)         $    405,400          $ (5,753,300)
                                                                                                                    ============
Basic earnings (loss) per share .........         $       0.04          $      (0.56)         $       0.06          $      (0.93)
Diluted earnings (loss) per share .......         $       0.04          $      (0.56)         $       0.06          $      (0.93)
Weighted avg. shares outstanding ........            6,264,800             6,200,300             6,246,600             6,195,200
Effect of dilutive stock options ........              252,500                  --                 105,700                  --
Diluted weighted avg. shares outstanding             6,517,300             6,200,300             6,352,300             6,195,200

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                 ---------------------------------
                                                                                    May 31,             May 31,
                                                                                     1998                1997
                                                                                 (As Restated)
                                                                                 -------------        ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
 Net income (loss) .....................................................         $   405,400          $(5,753,300)
 Noncash expenses included in net income (loss) -
   Depreciation and amortization .......................................             888,100            1,126,300
   Provision for restructuring .........................................                --              3,000,100
   Current benefit from income taxes ...................................                --             (3,155,400)
 Changes in operating assets and liabilities -
   Decrease in accounts receivable, net ................................           1,316,700            3,939,200
   (Increase) decrease in costs and estimated earnings in excess of
      billings on uncompleted contracts ................................            (988,000)           6,126,800
   (Increase) decrease in prepaid expenses and other assets ............            (130,800)             196,900
   Decrease in accounts payable and accrued ............................          (2,893,900)          (3,876,200)
     expenses ..........................................................
   Refundable income taxes .............................................           1,868,300              338,100
   Decrease in billings in excess of costs and
     estimated earnings on uncompleted contracts .......................            (386,500)            (801,200)
                                                                                 -----------          -----------
     Net cash flows from operating activities ..........................              79,300            1,141,300

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of equipment, net ...........................................            (498,800)            (395,600)
                                                                                 -----------          -----------
     Net cash flows used for investing activities ......................            (498,800)            (395,600)
                                                                                 -----------          -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Net borrowings from revolving line of credit .........................             216,400              929,900
  Proceeds from issuance of common stock ...............................             128,200                7,000
  Reduction of long-term debt and short-term borrowings ................            (483,600)          (1,358,700)
                                                                                 -----------          -----------
     Net cash flows used for financing activities ......................            (139,000)            (421,800)
                                                                                 -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................            (558,500)             323,900

CASH AND CASH EQUIVALENTS, beginning of period .........................           2,333,300            1,308,600
                                                                                 -----------          -----------
CASH AND CASH EQUIVALENTS, end of period ...............................         $ 1,774,800          $ 1,632,500
                                                                                 ===========          ===========

        The accompanying notes are an integral part of these statements

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

The Audit Committee's investigation has been completed and, as a result of its findings, the Company has restated its previously reported financial results for fiscal years 1999 and 1998. The fiscal year 1998 financial information set forth herein incorporates all relevant information obtained from the investigation. As a result of the accounting irregularities, the Company will file audited restated financial statements and financial data schedule for the fiscal years ended August 31, 1999 and August 31, 1998 on an amended Form 10-K/A for the fiscal year ended August 31, 1999 and will file unaudited restated quarterly financial statements and financial data schedule for the three months ended November 30, 1999, 1998, and 1997; the six months ended February 29, 2000 and February 28, 1999 and 1998; and the nine months ended May 31, 1999 and 1998 on amended Forms 10-Q/A. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings, to the restated amounts, which are included in the financial statements presented in this Form 10-Q/A (see Note 2).

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

Note 2. RESTATEMENT

On April 10, 2000, the Company reported that the Audit Committee's investigation into the accounting irregularities was complete. The accompanying restated financial statements incorporate all relevant information obtained in the investigation. The Company has identified and recorded all corrections arising from the findings of the investigation and the process of restating the Company's consolidated financial statements. The corrections are the result of the accounting irregularities. Provided below is a summary of the impact of such corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this quarterly report on Form 10-Q/A. A more detailed explanation of the adjustments and a detailed reconciliation of the effects that such adjustments had on the annual financial statements from 1998 through 1999, will be provided in the Company's restated audited financial statements on amended Forms 10-K/A for the fiscal year ended August 31, 1999.

                                    Balance Sheet at May 31, 1998
                           ---------------------------------------------------
                           As Previously         Accounting            As
                             Reported*         Irregularities       Restated
                           ------------        -------------       -----------
Total Assets                 23,639,600           (312,700)         23,326,900
                             ----------           --------          ----------
Total Liabilities             9,696,300               --             9,696,300
                            ----------           --------          ----------
Shareholders' Equity         13,943,300           (312,700)         13,630,600
                            ----------           --------          ----------

   * Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of May 31, 1998 to conform to current quarterly presentation.

                                              Nine Months ending May 31, 1998
                                   ---------------------------------------------------
                                   As Previously         Accounting              As
                                      Reported*         Irregularities         Restated
                                   ------------        -------------          -----------
Net Revenue ...............          31,807,300             (509,500)          31,297,800
Total Expenses ............          30,491,400                 --             30,491,400
                                     ----------           ----------           ----------
Income from Operations ....           1,315,900             (509,500)             806,400
Interest expense, net .....            (114,500)                --               (114,500)
Provision for Income Taxes              483,300             (196,800)             286,500
                                        -------             --------              -------
Net Income (loss) .........             718,100             (312,700)             405,400
                                        =======             ========              =======
Earnings per Share, Basic .                0.11                (0.05)                0.06
Earnings per Share, Diluted                0.11                (0.05)                0.06

Note 3. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan ("The Plan"), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of common stock on the date of the grant. A total of 797,300 options was issued and outstanding as of May 31, 1998 having an average exercise price of $2.41. There were 122,900 options available for issuance as of May 31, 1998. Of the outstanding options, 400,000 are held by the President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the grant date.

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

Note 5 "KEY EMPLOYEE"LIFE INSURANCE:

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

Three Months Ended May 31, 1998

Net revenue for the three months ended May 31, 1998 was $10,329,100, an increase of 15.4% from $8,952,900 for the same period in fiscal 1997. The increase in net revenue is due to the recognition of contract losses made in the fiscal 1997 third quarter lowering net revenue by $1,400,000. Without the effect of the contract losses, net revenue growth was essentially flat across all client sectors for the three months ended May 31, 1998 compared to the same period in fiscal 1997. The flat growth is principally attributable to an implemented management policy requiring greater selectivity in the pursuit of opportunities, as well as lower than anticipated sales in the industrial client sector. However, the Company continues to market its services strongly.

Direct salaries and other operating costs decreased to $7,736,100 from $8,809,700, representing 74.9% and 98.4% of net revenue for the three months ended May 31, 1998 and 1997, respectively. The decreases were attributable to increased staff utilization and lower overall operating costs from quarter to quarter, as well as reduction in staff numbers as a result of the March 1997 restructuring.

Sales, general and administrative costs increased slightly to $2,439,300 from $2,147,500, representing 23.6% and 24.0% of net revenue for the third quarter period 1998 and 1997, respectively. The increase in costs were primarily related to additional investment in sales and marketing capabilities.

In  the  third   quarter  of  fiscal  1997,   the  Company   announced  a  major
organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 related to severance, planned reduction in office space, the suspension of the implementation of a new project/financial system, and other related costs.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee"life insurance policies included on the Company's balance sheet.

As a result of the above factors, income from operations for the three months ended May 31, 1998 was $414,800, or 4.0% of net revenue compared to the previous year's loss from operations of $5,004,400, or 55.9% of net revenue for the three months ended May 31, 1997. Interest expense, net, decreased $50,100 for the three months ended May 31, 1998, compared to the prior year. This decrease is primarily attributable to lower interest payments made in connection with the Company's line of credit as a result of improved cash management, additionally aided by the reduction of certain long-term debt principal balances.

The provision for income taxes was $160,000 for the three-month period ended May 31, 1998 compared to a benefit from income taxes of $1,624,200 for the three month period ended May 31, 1997, representing effective tax rates of 41% and 32%, respectively.

Net income for the three months ended May 31, 1998 was $228,400, or 2.2% of net revenue, compared to a net loss of $3,456,700, or 38.6% of net revenue, for the three months ended May 31, 1997.

Nine Months Ended May 31, 1998

Net revenue for the nine months ended May 31, 1998 was $31,297,800, an increase of 4.3% from $30,016,900 for the same period in 1997. This increase is due in part to the provision for estimated losses on certain uncompleted landfill closure projects made in the prior fiscal period ended May 31, 1997. The loss provision for these contracts recognized anticipated future project expenses which lowered fiscal 1997 second quarter net revenue by $1,997,000. Removing the effects of the fiscal 1997 contract loss, the Company had a slight change in overall contract volume in the current nine-month period, which had lower net revenue of approximately $721,100, or a decrease of 2.0%. This slight decrease is mainly attributable to an implemented management policy requiring greater selectivity in the pursuit of opportunities, as well as lower than anticipated sales in the industrial client sector. Additionally, price competition remains intense within the energy and environmental services industry, further impacting net revenue levels compared to the prior year's third quarter.

Direct salaries and other operating costs decreased to $23,636,700 from $29,423,500, representing 75.5% and 98.0% of net revenue for the nine months ended May 31, 1998 and 1997, respectively. The 19.7% decrease in operating costs is due to increased staff utilization and lower overall operating costs, as well as staff reductions in connection with the March 1997 restructuring.

Sales, general and administrative costs increased to $7,115,800 or 22.7% of net revenue for the nine-month period ended May 31, 1998 compared to $6,204,100 or 20.7% of net revenue for the same period in 1997. This increase is primarily due to additional investment in sales and marketing efforts.

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

As a result of the above factors, income from operations for the nine months ended May 31, 1998 was $806,400, or 2.6% of net revenue, compared to the previous year's loss from operations of $8,610,800, or 28.7% of net revenue for the nine months ended May 31, 1997. Interest expense, net, decreased $183,400 for the nine months ended May 31, 1997, compared to the previous year. This decrease is primarily attributable to an interest payment in connection with a Maryland tax settlement in the prior year, aided by lower interest on its line of credit and the reduction of certain long-term debt principal balances.

The provision for income taxes was $286,500 for the nine months ended May 31, 1998, compared to a benefit from income taxes of $3,155,400 for the same period in 1997, representing effective tax rates of 41% and 35%, respectively. Net income for the nine months ended May 31, 1998 was $405,400, or 1.3% of net revenue, compared to a net loss of $5,753,300, or 19.2% of net revenue, for the nine months ended May 31, 1997.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $558,500 for the nine months ended May 31, 1998. The decrease principally resulted from the pay out of cash related to the fiscal 1997 restructuring expenses, and payments made to reduce long-term debt offset partially by collected income tax refunds.

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

                                            EA Engineering, Science, and
                                            Technology, Inc. & Subsidiaries

                                            ------------------------------

                                            (Registrant)

June 16, 2000                               By:    /s/ Loren D. Jensen
-----------------                           ----------------------------------
                                                     (Signature)

                                            Loren D. Jensen

                                            ----------------------------------

                                            Chairman of the Board, President,
                                            and CEO
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

                                            ----------------------------------

                                            Chief Operating Officer and
                                            Chief Financial Officer

                                            ----------------------------------
                                                     (Title)

                                                                      EXHIBIT 11

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                 SCHEDULE OF WEIGHTED AVERAGE SHARES OUTSTANDING


                                                                 Three Months Ended                  Nine Months Ended
                                                            ---------------------------         ---------------------------
                                                              May 31            May 31            May 31           May 31
                                                               1998              1997              1998             1997
                                                            ---------         ---------         ---------         ---------
Weighted average shares of common stock ...........         6,264,800         6,200,300         6,246,600         6,195,200
Impact of dilutive stock options as of May 31, 1998
  and May 31, 1997, respectively (1) ..............           252,500              --             105,700              --
                                                            ---------         ---------         ---------         ---------
Diluted weighted average shares of common stock ...         6,517,300         6,200,300         6,352,300         6,195,200
                                                            =========         =========         =========         =========

(1)Dilutive stock options, which, if added, would have an antidilutive effect on losses per share were 12,300 for the three months ended May 31, 1997 and 15,900 for the nine months ended May 31, 1997.