Form 10-Q/A
period 1998-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on January 8, 1999, was 6,299,300.
                                   ----------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION.......................................................3

ITEM 1   Financial Statements........................................................3
             Consolidated Balance Sheets - Assets....................................4
             Consolidated Balance Sheets - Liabilities and Stockholders' Equity......5
             Consolidated Statements of Income.......................................6
             Consolidated Statements of Cash Flows...................................7
             Notes to Consolidated Financial Statements..............................8

ITEM 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................15

PART II  OTHER INFORMATION...........................................................22

ITEM 6   Exhibits and Reports on Form 8-K............................................22

            (a) Exhibits.............................................................22

                 27 Financial Data Schedule..........................................22

            (b) Reports on Form 8-K..................................................22


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company's August 31, 1998 consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K/A filed on June 16, 2000.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             November 30,        August 31,
                                                               1998                 1998
                                                            (As Restated)       (As Restated)
                                                            ------------         ------------
CURRENT ASSETS:

   Cash and cash equivalents ......................         $  1,861,200          $  1,850,200
   Accounts receivable, net .......................            7,346,900             8,443,400
   Costs and estimated earnings in excess of
     Billings on uncompleted contracts ............            6,964,300             5,018,400
   Refundable income taxes ........................              407,600               407,600
   Prepaid expenses and other .....................            1,267,500             1,090,600
                                                            ------------          ------------
     Total Current Assets .........................           17,847,500            16,810,200
                                                            ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment ..............           13,313,000            13,106,900
   Leasehold improvements .........................            3,663,900             3,675,600
                                                            ------------          ------------

   Total property and equipment, at cost ..........           16,976,900            16,782,500
   Less-Accumulated depreciation and amortization .          (15,254,900)          (15,001,400)
                                                            ------------          ------------

   Net Property and Equipment .....................            1,722,000             1,781,100
                                                            ------------          ------------

OTHER ASSETS ......................................            3,872,100             3,806,800
                                                            ------------          ------------

   Total Assets ...................................         $ 23,441,600          $ 22,398,100
                                                            ============          ============

       The accompanying notes are an integral part of these balance sheets


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     November 30,    August 31,
                                                        1998            1998
                                                    (As Restated)  (As Restated)
                                                    ------------    ------------
CURRENT LIABILITIES:

   Accounts payable................................  $ 4,470,100    $ 4,494,300
   Accrued expenses................................      508,500        553,100
   Accrued salaries, wages and benefits............    2,792,500      2,270,800
   Current portion of long-term debt...............      382,100        438,800
   Income taxes payable............................      20,400            --
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts.............      122,100        246,700
                                                     -----------    -----------
     Total Current Liabilities.....................    8,295,700      8,003,700

LONG-TERM DEBT, net of current portion.............    2,084,600      1,348,900
                                                     -----------    -----------

     Total Liabilities.............................   10,380,300      9,352,600
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,296,700
     and 6,285,000 shares issued and outstanding...       63,000         62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued................         --             --
Capital in excess of par value.....................   11,064,700     11,049,300
Notes receivable from stockholders.................    (119,000)      (119,000)
Retained earnings..................................    2,052,600      2,052,300
                                                     -----------    -----------
 Total Stockholders' Equity ......................    13,061,300     13,045,500
                                                     -----------    -----------
         Total Liabilities and Stockholders' Equity  $23,441,600    $22,398,100
                                                     ===========    ===========


      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                November 30,
                                                     ----------------------------------
                                                        1998                   1997
                                                     (As Restated)        (As Restated)
                                                     ------------          ------------
Total revenue ..............................         $ 13,492,000          $ 15,969,800
Less - Subcontractor costs .................           (2,275,300)           (3,488,600)
Less - Other direct project costs ..........           (1,952,400)           (1,983,400)
                                                     ------------          ------------
   Net revenue .............................            9,264,300            10,497,800
                                                     ------------          ------------

Operating costs and expenses:
   Direct salaries and other operating .....            7,190,300             7,947,700
   Sales, general and administrative .......            2,039,300             2,301,200
                                                     ------------          ------------
     Total operating expenses ..............            9,229,600            10,248,900
                                                     ------------          ------------

Income from operations .....................               34,700               248,900

Interest expense ...........................              (48,500)              (65,400)
Interest income ............................               15,600                15,500
                                                     ------------          ------------
Income before income taxes .................                1,800               199,000
Provision for income taxes .................                1,500                51,900
                                                     ------------          ------------
Net income .................................         $        300          $    147,100
                                                     ============          ============
Basic earnings per share ...................         $       0.00          $       0.02

Diluted earnings per share .................         $       0.00          $       0.02
                                                     ============          ============
Weighted average shares outstanding ........            6,292,300             6,233,400
Effect of dilutive stock options ...........                  300                14,900
Diluted weighted average shares outstanding             6,292,600             6,248,300

        The accompanying notes are an integral part of these statements.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          November 30,
                                                            -------------------------------
                                                                1998                1997
                                                            (As Restated)        (As Restated)
                                                             -----------          -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net income ......................................         $       300          $   147,100
   Noncash expenses included in net income
     Depreciation and amortization .................             253,500              293,200
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net ..........           1,096,500              886,000
     Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts .          (1,945,900)            (645,900)
     (Increase) in prepaid expenses and
       other assets ................................            (242,200)             (53,600)
     Increase (decrease) in accounts payable,
         accrued expenses and income taxes payable .             473,300           (1,277,800)
     (Decrease) increase in billings in excess of
       costs and estimated earnings on uncompleted
       contracts ...................................            (124,600)              19,500
                                                             -----------          -----------
     Net cash used for operating activities ........            (489,100)            (631,500)
                                                             -----------          -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
   Purchase of equipment, net ......................            (194,400)            (157,800)
                                                             -----------          -----------
     Net cash flows used for investing activities ..            (194,400)            (157,800)
                                                             -----------          -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit ....             735,700              301,600
   Proceeds from issuance of common stock ..........              15,500               18,000
   Reduction of long-term debt and short-term
     borrowings ....................................             (56,700)            (204,000)
                                                             -----------          -----------
     Net cash flows from financing activities ......             694,500              115,600
                                                             -----------          -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS               11,000             (673,700)
                                                             -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period .....           1,850,200            2,333,300
                                                             -----------          -----------
CASH AND CASH EQUIVALENTS, end of period ...........         $ 1,861,200          $ 1,659,600
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

Accounting Irregularities -

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

Balance Sheet at August 31, 1998

                                    Balance Sheet at August 31, 1998
                            -------------------------------------------------
                            As Previously       Accounting            As
                             Reported*       Irregularities        Restated
                            ----------           --------          ----------
Total Assets ......         23,243,000           (844,900)         22,398,100
                            ----------           --------          ----------
Total Liabilities .          9,352,600               --             9,352,600
                            ----------           --------          ----------
Shareholder' Equity         13,890,400           (844,900)         13,045,500
                            ----------           --------          ----------

Balance Sheet at November 30, 1998

                                    Balance Sheet at November 30, 1998
                            -------------------------------------------------
                            As Previously       Accounting            As
                             Reported*       Irregularities        Restated
                            ----------           --------          ----------
Total Assets ......         23,476,000            (34,400)         23,441,600
                            ----------           --------          ----------
Total Liabilities .         10,380,300               --            10,380,300
                            ----------           --------          ----------
Shareholder' Equity         13,095,700            (34,400)         13,061,300
                            ----------           --------          ----------

* Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of August 31, 1998 and November 30, 1998 to conform to current quarterly presentation. In addition, for the balance sheet at November 30, 1998, the cumulative effect of $(844,900) for the fiscal year 1998 accounting irregularities has been reflected in the "as previously reported" totals.

Three months ended November 30, 1998

                                                  Three Months Ended November 30, 1998
                                          -------------------------------------------------
                                          As Previously       Accounting              As
                                            Reported*       Irregularities          Restated
                                           ----------           --------          ----------
Net Revenue .....................          9,320,300             (56,000)          9,264,300
Total Expenses ..................          9,229,600                --             9,229,600
                                           ----------           --------          ----------
Income from Operations ..........             90,700             (56,000)             34,700
Interest expense, net ...........            (32,900)               --               (32,900)
Provision for Income Taxes ......             23,100             (21,600)              1,500
                                           ----------           --------          ----------
Net income (loss) from operations             34,700             (34,400)                300
                                              ======             =======                 ===
Earnings per Share, Basic .......               0.01               (0.01)               0.00
Earnings per Share, Diluted .....               0.01               (0.01)               0.00

Three Months ended November 30, 1997

                                            Three Months Ended November 30, 1998
                                    -------------------------------------------------
                                    As Previously       Accounting               As
                                      Reported*       Irregularities           Restated
                                     ----------           --------           ----------
Net Revenue ...............          10,721,300             (223,500)          10,497,800
Total Expenses ............          10,248,900                 --             10,248,900
                                        -------             --------              -------
Income from Operations ....             472,400             (223,500)             248,900
Interest expense, net .....             (49,900)                --                (49,900)
Provision for Income Taxes              138,200              (86,300)              51,900
                                        -------             --------              -------
Net Income (loss) .........             284,300             (137,200)             147,100
                                        =======             ========              =======
Earnings per Share, Basic .                0.05                (0.03)                0.02
Earnings per Share, Diluted                0.05                (0.03)                0.02


Note 3.  SEGMENT FINANCIAL INFORMATION

The following table provides selected quarterly information, as reviewed by the Company's management in making decisions about allocating reserves to each segment and assessing its performance.

                                                        Three Months Ended
                                                            November 30
                                                   ----------------------------
                                                      1998               1997
                                                  (As Restated)    (As Restated)
--------------------------------------------------------------------------------
Gross Sales

  Management Consulting Services (external)       $12,762,600       $15,237,800
  Management Consulting Services (internal)        (1,078,600)         (756,800)
                                                  -----------       -----------
    Total Management Consulting Services (gross)   11,684,000        14,481,000

  Analytical Services (external)                      729,400           732,000
  Analytical Services (internal)                    1,078,600           756,800
                                                  -----------       -----------
    Total Analytical Services (gross)               1,808,000         1,488,800
                                                  -----------       -----------

      Total Company Gross Sales                   $13,492,000       $15,969,800
================================================================================
Net sales to unaffiliated customers
  Management Consulting Services                  $ 8,033,800       $ 9,359,400
  Analytical Services                               1,230,500         1,138,400
                                                  -----------       -----------

      Total Company Net Sales                     $ 9,264,300       $10,497,800
================================================================================
Income (loss) from operations
  Management Consulting Services                  $   (12,600)      $   283,000
  Analytical Services                                  47,300           (34,100)
                                                  -----------       -----------
      Total Company Income from Operations        $    34,700       $   248,900
================================================================================
Identifiable assets (net property and equipment)
  Management Consulting Services                  $ 1,099,400       $ 1,447,300
  Analytical Services                                 622,600           814,100
                                                  -----------       -----------

      Total Company Net Property and Equipment    $ 1,722,000       $ 2,261,400
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

Note 4.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan ("The Plan") which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 808,600 options was issued and outstanding as of November 30, 1998, having an average exercise price of $2.42. Of the outstanding options, 400,000 are held by the President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the dates of grant.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 (Consolidated)

Net revenue for the three months ended November 30, 1998 was $9,264,300 a decrease of 11.8% from $10,497,800 for the same period in the prior fiscal period. This decrease in net revenue is due to expected lower contract volume across all client sectors, except for state and local government, which increased 36%. The lower contract volume is attributable to a temporary lag in new orders and difficulty in recruiting key technical staff further reduced net revenue. The slowdown in new orders is due to EA's strategic transformation from offering pure environmental services to a management consulting firm specializing in the issues of energy, environment and health and safety.*

Direct salaries and other operating costs decreased 9.5% to $7,190,300 from $7,947,700 for the three-month period ended November 30, 1998 and 1997, respectively. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 77.6% for the three months ended November 30, 1998 compared to 75.7% for the same period in

1997. The overall decrease is due to lower salaries and benefits and lower overall operating costs from quarter to quarter.

Sales, general and administrative costs decreased by 11.4% to $2,039,300 from $2,301,200 or 22.0% and 21.9% of net revenue for the three-month period ended November 30, 1998 and 1997, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. The lower costs are attributable to staff reduction, increased utilization of the Company's National Technical Directors on client projects, and greater controls on business travel.

As a result of the above factors, income from operations for the three months ended November 30, 1998 was $34,700 or 0.4% of net revenue down from $248,900 or 2.4% of net revenue in the prior fiscal period ended November 30, 1997. Interest expense, net, decreased $17,000 in the current quarter compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term principal balances.

The provision for income taxes was $1,500 and $51,900 for the three months ended November 30, 1998 and 1997, respectively. This represents effective rates of 83% and 26%, respectively. The difference in effective tax rates is attributable to increases in certain permanent differences between financial and income tax reporting. It is the opinion of management that these recorded benefits are more likely than not to be realized.

Net income for the three months ended November 30, 1998 and 1997 decreased to $300 from $147,100, representing 0.0% and 1.4% of net revenue, respectively.

ANALYSIS BY SEGMENT

The following section discusses the revenue and operating results of the Company's two major operating segments - Management Consulting Services and Analytical Services for the three months ended November 30, 1998.

Management Consulting Services

Net sales for Management Consulting Services for the three months ended November 30, 1998 were $8,033,800, a decrease of 14.2% from $9,359,400 for the same period in the prior fiscal period. This decrease is due to expected lower sales across all client sectors, except for the state and local government. The lower contract volume is attributable to a temporary lag in new orders as the segment shifts to higher-end consulting*, as well as difficulty in filling key technical positions within the segment.

The Management Consulting Services segment had a loss from operations of $12,600 or 0.2% of its net revenue for the three months ended November 30, 1998 compared to income of $283,000 or 3.0% in the prior year's first quarter. This decrease in operating income is directly attributable to the decrease in sales, offset by a reduction in operating expenses.

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

The Analytical Services segment had income from operations of $47,300, or 3.8%, of its net revenue for the three month period ended November 30, 1998, compared to a $34,100 loss from operations for the same period in the prior fiscal period. The $81,400 increase in operating income is due to increased sales volume, while keeping operating expenses consistent with the prior year. Operating expenses for the three months ended November 30, 1998 were $1,183,200 or 96.2% of net revenue, compared to $1,172,500 or 103.0% in the prior year's first quarter. The segment was able to perform a higher volume of sales without increasing operating expenses through the use of temporary labor to help in peak periods. Temporary labor costs were approximately $148,000 in the current period compared to $52,000 for the three months ended November 30, 1997.

Liquidity and Capital Resources

Cash and cash equivalents increased by $11,000 for the three months ended November 30, 1998. The increase principally resulted from borrowings against the Company's line of credit used for operating activities, the investment in capital equipment, and the reduction of long-term debt.

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $194,400 and $157,800 for the three months ended November 30, 1998 and 1997, respectively.

At November 30, 1998, the Company had outstanding long-term debt, including the current portion, of $2,466,700. This represents a net increase of $679,000 from the $1,787,700 balance at August 31, 1998. The increase is the result of a $735,700 increase in its revolving line of credit balance, partially offset by net repayments of $56,700 for equipment and computer loans. Compared to the prior year's first quarter ended November 30, 1997, the Company has managed to reduce its long-term debt, including the current portion by $610,900. This decrease is mainly attributable to $566,200 in net repayments for equipment and computer loans and a $44,700 decrease in its revolving line of credit balance.

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

EA's laboratory is comprised of many different models of Hewlett-Packard laboratory equipment. As part of the EA Laboratories' maintenance agreement with Hewlett-Packard (HP), the manufacturer completed an independent review of the labs' hardware and software systems during November 1998. This review was at no cost to EA Laboratories. This assessment of the hardware and the system-level software has been completed and found to be noncompliant.

The non-IT and miscellaneous category includes items such as phone switches, voice mail systems, environmental controls systems, and the like. The phone switches are believed to be Year 2000 compliant. The environmental control systems in the Company's headquarters and Baltimore offices have been tested and found to be compliant. The voice mail system and other remaining systems outside of the Maryland area are currently under review.

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

Non-IT and Miscellaneous Systems - Phone switches in most branch offices have been tested and found to be compliant. The manufacturer of our voice mail systems is currently providing input regarding the status of the systems. Should Year 2000 upgrades be required for these systems, they will be performed during the first half of 1999. We will begin a formal review of our environmental control and facility systems early in 1999. The Company's headquarters and Baltimore facilities have been determined to be compliant. Issues with these systems will be addressed as they are identified.

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

Costs to Address Year 2000 Issues

In summary, the Company does not believe that Y2K costs will have a material impact to its operating income. Because the Company leases all of its hardware, remediation of these items will be completed by replacing them, with the associated lease expense included in the Company's normal operating costs. The cost of remediation of database software, miscellaneous desktop software upgrades, and non-IT systems is expected to be less than $30,000. Upgrades to non-compliant Hewlett-Packard software in EA Laboratories is presently estimated to be $8,000. The replacement of major applications was previously planned to improve performance and functionality requirements. These replacements were not accelerated due to Year 2000 issues; as such the costs of these systems are part of the Company's capital budget. The Company does not separately track the internal costs for the Y2K project; such costs are principally the related payroll costs for its Information Systems group.

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

         (a)  Exhibits

              27. Financial Data Schedule (see page 24)

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

                                       EA Engineering, Science, and
                                       Technology, Inc. & Subsidiaries

                                       -------------------------------
                                               (Registrant)




June 16, 2000                          By:  /s/ Loren D. Jensen
--------------                         -----------------------------------
                                               (Signature)


                                             Loren D. Jensen
                                       -----------------------------------


                                       Chairman of the Board, President,
                                       and CEO
                                       -----------------------------------
                                               (Title)




June 16, 2000                          By:  /s/ Barbara L. Posner
--------------                         -----------------------------------
                                               (Signature)


                                             Barbara L. Posner
                                       -----------------------------------


                                       Chief Operating Officer and
                                       Chief Financial Officer
                                       -----------------------------------
                                               (Title)