Form 10-Q/A
period 1999-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 6, 1999, was 6,309,600.
                                  ---------


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                   Page
                                                                                   ----
 PART I  FINANCIAL INFORMATION.......................................................3

 ITEM 1  Financial Statements........................................................3
            Consolidated Balance Sheets - Assets.....................................4
            Consolidated Balance Sheets - Liabilities and Stockholders' Equity.......5
            Consolidated Statements of Income........................................6
            Consolidated Statements of Cash Flows....................................7
            Notes to Consolidated Financial Statements...............................8

ITEM 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................15

PART II  OTHER INFORMATION...........................................................23

ITEM 4   Submission of Matters to a Vote of Security Holders.........................23

ITEM 5   Other Information...........................................................24

ITEM 6   Exhibits and Reports on Form 8-K............................................24

            (a) Exhibits.............................................................24

                 27 Financial Data Schedule..........................................24

            (b) Report on Form 8-K...................................................24



          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented include all adjustments considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to understand the information presented. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company's August 31, 1998 consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K/A filed June 16, 2000.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          February 28,           August 31,
                                                             1999                   1998
                                                          (As Restated)         (As Restated)
                                                         ------------            ------------
CURRENT ASSETS:

   Cash and cash equivalents ....................         $  1,883,000          $  1,850,200
   Accounts receivable, net .....................            7,380,000             8,443,400
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ..........            6,197,700             5,018,400
   Refundable income taxes ......................            1,517,100               407,600
   Prepaid expenses and other ...................            1,334,800             1,090,600
                                                          ------------          ------------
     Total Current Assets .......................           18,312,600            16,810,200
                                                          ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment ............           13,303,100            13,106,900
   Leasehold improvements .......................            3,652,300             3,675,600
                                                          ------------          ------------

   Total property and equipment, at cost ........           16,955,400            16,782,500
   Less-Accumulated depreciation and amortization          (15,425,000)          (15,001,400)
                                                          ------------          ------------

   Net Property and Equipment ...................            1,530,400             1,781,100
                                                          ------------          ------------

OTHER ASSETS ....................................            3,895,900             3,806,800
                                                          ------------          ------------

   Total Assets .................................         $ 23,738,900          $ 22,398,100
                                                          ============          ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          February 28,            August 31,
                                                             1999                   1998
                                                         (As Restated)         (As Restated)
                                                          ------------           ------------
CURRENT LIABILITIES:

   Accounts payable ............................         $  3,581,900          $  4,494,300
   Accrued expenses ............................            2,292,900               553,100
   Accrued salaries, wages and benefits ........            2,280,100             2,270,800
   Current portion of long-term debt ...........              256,600               438,800
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts .........              107,800               246,700
                                                         ------------          ------------
     Total Current Liabilities .................            8,519,300             8,003,700

LONG-TERM DEBT, net of current portion .........            4,212,100             1,348,900
                                                         ------------          ------------

     Total Liabilities .........................           12,731,400             9,352,600
                                                         ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,311,200
     and 6,285,000 shares issued and outstanding               63,200                62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued ............                 --                    --
Capital in excess of par value .................           11,082,800            11,049,300
Notes receivable for stockholders ..............             (119,000)             (119,000)
Retained earnings ..............................              (19,500)            2,052,300
                                                         ------------          ------------

     Total Stockholders' Equity ................           11,007,500            13,045,500
                                                         ------------          ------------

     Total Liabilities and Stockholders' Equity          $ 23,738,900          $ 22,398,100
                                                         ============          ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended                          Six Months Ended
                                                               February 28,                               February 28,
                                                    ----------------------------------         -----------------------------------
                                                       1999                  1998                  1999                   1998
                                                   (As Restated)         (As Restated)         (As Restated)         (As Restated)
                                                    ------------          ------------          ------------          ------------
Total revenue .............................         $ 12,499,600          $ 14,269,100          $ 25,991,600          $ 30,238,900
Less - Subcontractor costs ................           (2,065,700)           (2,597,300)           (4,341,000)           (6,085,900)
Less - Other direct project costs .........           (1,785,300)           (1,200,900)           (3,737,700)           (3,184,300)
                                                    ------------          ------------          ------------          ------------
   Net revenue ............................            8,648,600            10,470,900            17,912,900            20,968,700
                                                    ------------          ------------          ------------          ------------

Operating costs and expenses:
   Direct salaries and other operating ....            7,782,900             7,952,900            14,973,200            15,900,600
   Sales, general and administrative ......            2,155,100             2,375,300             4,194,400             4,676,500
   Restructuring ..........................            2,132,600                  --               2,132,600                  --
                                                    ------------          ------------          ------------          ------------
     Total operating expenses .............           12,070,600            10,328,200            21,300,200            20,577,100
                                                    ------------          ------------          ------------          ------------

(Loss) income from operations .............           (3,422,000)              142,700            (3,387,300)              391,600

Interest expense, net .....................              (46,000)              (38,200)              (78,900)              (88,100)

                                                    ------------          ------------          ------------          ------------
(Loss) income before income taxes .........           (3,468,000)              104,500            (3,466,200)              303,500
(Benefit from) provision for income taxes .           (1,395,800)               74,700            (1,394,400)              126,500
                                                    ------------          ------------          ------------          ------------
Net (loss) income .........................         $ (2,072,200)         $     29,800          $ (2,071,800)         $    177,000
                                                    ============          ============          ============          ============

Basic (loss) earnings per share ...........         $      (0.33)         $       0.00          $      (0.33)         $       0.03
Diluted (loss) earnings per share .........         $      (0.33)         $       0.00          $      (0.33)         $       0.03
                                                    ============          ============          ============          ============

Weighted average shares outstanding .......            6,306,200             6,241,400             6,299,200             6,237,400
Effect of dilutive stock options ..........                 --                  58,800                  --                  20,000
Diluted weighted average shares outstanding            6,306,200             6,300,200             6,299,200             6,257,400

        The accompanying notes are an integral part of these statements.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                  February 28,
                                                           --------------------------------
                                                              1999                 1998
                                                          (As Restated)         (As Restated)
                                                           -----------           -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net (loss) income ..............................         $(2,071,800)         $   177,000
   Noncash expenses included in net income -
    Provision for restructuring ...................           2,132,600                 --
     Depreciation and amortization ................             423,700              592,000
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net .........           1,063,400            3,056,700
     Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts           (1,179,300)            (193,600)
     Increase in prepaid expenses and
       other assets ...............................            (333,300)            (128,000)
     Decrease in accounts payable and
     accrued expenses .............................          (1,295,900)          (3,036,000)
     Refundable income taxes ......................          (1,109,500)           1,843,000
     Decrease in billings in excess of costs
       and estimated earnings on uncompleted
       contracts ..................................            (138,900)            (438,100)
                                                            -----------          -----------

     Net cash (used for) from operating activities           (2,509,000)           1,873,000
                                                            -----------          -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
   Purchase of equipment, net .....................            (173,000)            (457,200)
                                                            -----------          -----------
     Net cash flows used for investing activities .            (173,000)            (457,200)
                                                            -----------          -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from (used for) revolving line
     of credit ....................................           2,950,600           (1,644,700)
   Proceeds from issuance of common stock .........              33,800               34,800
   Reduction of long-term debt and short-term
     borrowings ...................................            (269,600)            (342,900)
                                                            -----------          -----------
     Net cash flows from financing activities .....           2,714,800           (1,952,800)
                                                            -----------          -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS              32,800             (537,000)
                                                            -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period ....           1,850,200            2,333,300
                                                            -----------          -----------
CASH AND CASH EQUIVALENTS, end of period ..........         $ 1,883,000          $ 1,796,300
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

The Audit Committee's investigation has been completed and, as a result of its findings, the Company has restated its previously reported financial results for fiscal years 1999 and 1998. The fiscal year 1998 financial information set forth herein incorporates all relevant information obtained from the investigation. As a result of the accounting irregularities, the Company will file audited restated financial statements and related financial data schedules for the fiscal years ended August 31, 1999 and August 31, 1998 on an amended Form 10-K/A for the fiscal year ended August 31, 1999 and will file unaudited restated quarterly financial statements and financial data schedules for the three months ended November 30, 1999, 1998, and 1997; the six months ended February 29, 2000 and February 28, 1999 and 1998; and the nine months ended May 31, 1999 and 1998 on amended Forms 10-Q/A. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings, to the restated amounts, which are included in the financial statements presented in this Form 10-Q/A (see Note 2).

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

Balance Sheet at August 31, 1998

                                      Balance Sheet at August 31, 1998
                            --------------------------------------------------
                            As Previously       Accounting            As
                             Reported*        Irregularities         Restated
                            ----------           --------          ----------
Total Assets .......         23,243,000           (844,900)         22,398,100
                             ----------           --------          ----------
Total Liabilities ..          9,352,600               --             9,352,600
                            ----------           --------          ----------
Shareholders' Equity         13,890,400           (844,900)         13,045,500
                            ----------           --------          ----------

Balance Sheet at February 28, 1999

                                      Balance Sheet at February 28, 1999
                            --------------------------------------------------
                            As Previously       Accounting            As
                             Reported*        Irregularities         Restated
                            ----------           --------          ----------
Total Assets .......         23,732,900              6,000         23,738,900
Total Liabilities ..         12,731,400               --           12,731,400
Shareholders' Equity         11,001,500              6,000         11,007,500

* Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of August 31, 1998 and February 28, 1999 to conform to current quarterly presentation. In addition, for the balance sheet at February 28, 1999, the cumulative effect of $(844,900) for fiscal year 1998 accounting irregularities has been reflected in the "as previously reported" totals.

Six Months Ended February 28, 1999

                                              Six Months Ended February 28, 1999
                                     --------------------------------------------------
                                    As Previously       Accounting              As
                                      Reported*        Irregularities         Restated
                                     ----------           --------          ----------
Net Revenue ...............          17,903,200                9,700          17,912,900
Total Expenses ............          21,300,200                 --            21,300,200
                                     ----------            ----------         ----------
Income from Operations ....          (3,397,000)               9,700          (3,387,300)
Interest expense, net .....             (78,900)                --               (78,900)
Benefit from Income Taxes .          (1,398,100)               3,700          (1,394,400)
                                     ----------            ----------         ----------
Net (loss) income .........          (2,077,800)               6,000          (2,071,800)
                                     ==========                =====          ==========
Earnings per Share, Basic .               (0.33)                --                 (0.33)
Earnings per Share, Diluted               (0.33)                --                 (0.33)


Six Months ended February 28, 1998

                                              Six Months Ended February 28, 1998
                                     --------------------------------------------------
                                    As Previously       Accounting              As
                                      Reported*        Irregularities         Restated
                                     ----------           --------          ----------
Net Revenue ...............          21,341,200             (372,500)          20,968,700
Total Expenses ............          20,577,100                 --             20,577,100
                                     ----------            ----------         ----------
Income from Operations ....             764,100             (372,500)             391,600
Interest expense, net .....             (88,100)                --                (88,100)
Provision for Income Taxes              270,400             (143,900)             126,500
                                     ----------            ----------         ----------
Net Income (loss) .........             405,600             (228,600)             177,000
Earnings per Share, Basic .                0.07                (0.04)                0.03
Earnings per Share, Diluted                0.06                (0.03)                0.03

Note 3.  SEGMENT FINANCIAL INFORMATION

The following table provides selected quarterly information, as reviewed by the Company's management in making decisions about allocating reserves to each segment and assessing its performance.



                                                                Three Months Ended                          Six Months Ended
                                                                   February 28,                               February 28,
                                                                    (in 000's)                                 (in 000's)
                                                               Except Per Share Data                       Except Per Share Data
                                                          --------------------------------          --------------------------------
                                                              1999                1998                  1999               1998
                                                         (As Restated)        (As Restated)         (As Restated)      (As Restated)
                                                          ------------         ------------         -------------       -----------
Gross Sales

  Management Consulting Services (external) ....            $ 11,571             $ 13,219             $ 24,334             $ 28,457
  Management Consulting Services (internal) ....                (630)                (410)              (1,709)              (1,167)
                                                            --------             --------             --------             --------
   Total Management Consulting Svcs (gross) ....              10,941               12,809               22,625               27,290
                                                            --------             --------             --------             --------

  Analytical Services (external) ...............                 929                1,050                1,658                1,782
  Analytical Services (internal) ...............                 630                  410                1,709                1,167
                                                            --------             --------             --------             --------
   Total Analytical Services (gross) ...........               1,559                1,460                3,367                2,949
                                                            --------             --------             --------             --------

    Total Company Gross Sales ..................            $ 12,500             $ 14,269             $ 25,992             $ 30,239
                                                                                                                           ========
Net sales to unaffiliated customers
  Management Consulting Services ...............            $  7,662             $  9,362             $ 15,696             $ 18,722
  Analytical Service ...........................                 987                1,109                2,217                2,247
                                                            --------             --------             --------             --------

    Total Company Net Sales ....................            $  8,649             $ 10,471             $ 17,913             $ 20,969
                                                                                                                           ========
Income (loss) from operations
  Management Consulting Services ...............            $ (3,180)            $    380             $ (3,192)            $    663
  Analytical Services ..........................                (242)                (237)                (195)                (271)
                                                            --------             --------             --------             --------

    Total Company Income from Operations .......            $ (3,422)            $    143             $ (3,387)            $    392
                                                                                                                           ========
Identifiable assets (net property and equipment)
  Management Consulting Services ...............            $    980             $  1,061             $    980             $  1,061
  Analytical Services ..........................                 550                  720                  550                  720
                                                            --------             --------             --------             --------

    Total Company Net Property and Equipment ...            $  1,530             $  1,781             $  1,530             $  1,781
                                                                                                                           ========
Net earnings (loss) per share
  Basic

    Management Consulting Services .............            $  (0.31)            $   0.03             $  (0.31)            $   0.05
    Analytical Services ........................               (0.02)               (0.03)               (0.02)               (0.02)
                                                            --------             --------             --------             --------
      Total ....................................            $  (0.33)            $   0.00             $  (0.33)            $   0.03
                                                            ========             ========             ========             ========
  Diluted

    Management Consulting Services .............            $  (0.31)            $   0.03             $  (0.31)            $   0.05
    Analytical Services ........................               (0.02)               (0.03)               (0.02)               (0.02)
                                                            --------             --------             --------             --------
      Total ....................................            $  (0.33)            $   0.00             $  (0.33)            $   0.03
                                                            ========             ========             ========             ========

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

Note 4.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 650,100 options was issued and outstanding as of February 28, 1999, having an average exercise price of $2.49. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67 which was equal to the market value on the dates of grant.

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

Note 5.  RESTRUCTURING:

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

Note 6.  SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 1999 (Consolidated)

Net revenue for the three months ended February 28, 1999 was $8,648,600, a decrease of 17.4% from $10,470,900 for the same period in the prior fiscal year. This decrease in net revenue is primarily due to lower contract volume across all client sectors, except for net revenue from industrial clients which increased approximately $575,000, or 5.5%. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts. Also contributing to the decrease, in the prior year's second quarter, the Company realized approximately $645,000 in additional contract net revenue on certain landfill projects which had contract loss provisions in fiscal 1997. Additionally, during the three months ended February 28, 1999, the Company wrote off certain non-collectible prior period revenues, decreasing the quarter's net revenue by approximately $500,000.

During the quarter, the Company addressed the fact that its sales and marketing program was not generating increased sales in the private sector to replace expiring federal contracts. As a result, although the Company was successful in keeping operating costs steady from quarter to quarter, its overhead structure was too large.

Direct salaries and other operating costs decreased 2.1% to $7,782,900 from $7,952,900 for the three-month period ended February 28, 1999 and 1998, respectively. This decrease is primarily due to less salary and benefit costs from quarter to quarter. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 90.0% for the three months ended February 28, 1999 compared to 76.0% for the same period in 1998. Sales, general and administrative costs decreased by 9.3% to $2,155,100 from $2,375,300 for the three-month period ended February 28, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. However, as a result of lower net revenue, sales, general and administrative costs as a percentage of net revenue, increased to 24.9% in the fiscal 1999 second quarter compared to 22.7% in the fiscal 1998 second quarter.

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

As a result of the above factors, the Company incurred a loss from operations for the three months ended February 28, 1999 of $3,422,000 or 39.6% of net revenue compared to operating income of $142,700 or 1.4% of net revenue in the prior fiscal period ended February 28, 1998. Interest expense, net, increased $7,800 in the current quarter compared to the prior year. The net increase in interest expense is due to a higher line of credit balance used to fund operating activities.

The benefit from income taxes was $1,395,800 for the three months ended February 28, 1999, compared to a provision for income tax of $74,700 in the second quarter of fiscal 1998. This represents effective rates of 40% and 72%, respectively.

As a result of the above factors, the Company incurred a net loss for the three months ended February 28, 1999 of $2,072,200 compared to net income of $29,800 in the second quarter of fiscal 1998.

Six Months Ended February 28, 1999 (Consolidated)

Net revenue for the six months ended February 28, 1999 was $17,912,900, a decrease of 14.6% from $20,968,700 for same period in the prior fiscal year. This decrease in net revenue is primarily due to lower contract volume across all client sectors. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts, and a $500,000 write-off of certain non-collectible prior period revenue. Additionally impacting the decrease, for the six months ended February 28, 1998, the Company realized approximately $705,000 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

During the quarter ended February 28, 1999, the Company addressed the fact that its sales and marketing program was not generating increased sales in the private sector to replace expiring federal contracts. As a result, although the Company was successful in keeping operating costs steady from quarter to quarter, its overhead structure was too large.

Direct salaries and other operating costs decreased 5.8% to $14,973,200 from $15,900,600 for the six-month period ended February 28, 1999 and 1998, respectively. This decrease is due to lower salaries and benefits from quarter to quarter. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 83.6% for the six months ended February 28, 1999 compared to 75.8% for the same period in 1998.

Sales, general and administrative costs decreased by 10.3% to $4,194,400 from $4,676,500 for the six-month period ended February 28, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. However, as a result of lower net revenue, sales, general and administrative costs as a percentage of net revenue increased to 23.4% for the six months ended February 28, 1999, compared to 22.3% in the prior year.

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

As a result of the above factors, the loss from operations for the six months ended February 28, 1999 was $3,387,300, or 18.9% of net revenue, compared to income from operations of $391,600, or 1.9% of net revenue, in the prior fiscal period ended February 28, 1998. Interest expense, net, decreased $9,200 in the current six-month period compared to the prior year. The net decrease in interest expense is primarily the result of decreasing long-term principal balances, as well as interest payments attributable to a New York state tax settlement made in the prior fiscal period.

For the six months ended February 28, 1999, the Company had a benefit from income taxes of $1,394,400 compared to a provision for income taxes of $126,500 for the six-month period ended February 28, 1998. This represents effective rates of 40% and 42%, respectively.

The net loss for the six months ended February 28, 1999 was $2,071,800, or 11.6% of net revenue, compared to net income of $177,000, or 0.8%, for the six-month period ended February 28, 1998.

ANALYSIS BY SEGMENT

The following section discusses the revenue and operating results of the Company's two major operating segments - Management Consulting Services and Analytical Services for the three months ended February 28, 1999.

Management Consulting Services

Net sales for Management Consulting Services for the three months ended February 28, 1999 were $7,662,300, a decrease of 18.2% from $9,362,000 for the same period in the prior fiscal year. This decrease is primarily due to lower sales across all client sectors, except for a 5.5% growth with private industrial clients. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts. Also contributing to the decrease, in the prior year's second quarter, the segment realized approximately $645,000 in additional contract net revenue on certain landfill projects which had contract loss provisions in fiscal 1997. Additionally, during the three months ended February 28, 1999 the Company wrote off approximately $500,000 of certain non-collectible prior period revenues.

For the six months ended February 28, 1999, the Management Consulting Services segment had a loss from operations of $3,192,400 or 20.3% of its net revenue compared to a contribution of $663,100 or 3.5% of its net revenue in the prior year's second quarter. This decrease in operating income is mainly attributable to the $2,132,600 restructuring charge taken in the second quarter of fiscal 1999, as well as a decrease in sales due to expiring federal contracts.

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

For the six months ended February 28, 1999, the Analytical Services segment had a loss from operations of $194,600, or 8.8%, of its net revenue, compared to a $271,000, or 12.1%, loss from operations for the same period in the prior fiscal period. The $76,400 increase in operating income is due to increased sales volume and reduced operating expenses. Operating expenses for the six months ended February 28, 1999 were $2,411,700 or 108.8% of net revenue, compared to $2,518,300 or 112.1% in the prior year's six-month period. The segment was able to perform a higher volume of sales without increasing operating expenses through the use of temporary labor to help in peak periods.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $32,800 for the six months ended February 28, 1999. The increase principally resulted from borrowings against the Company's line of credit used for operating activities. Increased borrowings to fund operating activities became necessary during the second quarter of fiscal 1999 as revenue began to decline due to multi-year federal contracts reaching completion without being replaced by new contracts. As a result, the Company's revenue was no longer capable of maintaining the current overhead structure of the Company. To address this problem, the Company made several restructuring moves to reduce annual operating expenses by approximately $3.5 million. The restructuring included a staff reduction of approximately 30 employees including several officers of the Company. Additionally, the Company executed a letter of intent to sell its EA Laboratories division for cash. This transaction is expected to close by April 30, 1999. Proceeds from the sale will be used to decrease the line of credit balance and for future expansion purposes.

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $173,000 and $457,200 for the six months ended February 28, 1999 and 1998, respectively.

At February 28, 1999, the Company had outstanding long-term debt, including the current portion, of $4,468,700. This represents a net increase of $2,681,000 from the $1,787,700 balance at August 31, 1998. The increase is the result of a $2,950,600 increase in its revolving line of credit balance as described in the previous paragraph, partially offset by net repayments of $269,600 for equipment and computer loans.

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

  Non-Information Technology

      - Phone switch                         Believed to be compliant - ongoing
                                                at branch locations

      - Voice mail                           Not compliant

      - Environmental systems                Believed to be compliant - ongoing
                                                at branch locations

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

                               Address minor applications      Ongoing through 1999

Major Applications             Replace financial manage-       Replacement on schedule;
                                 ment system                     to be operational in
                                                                 September, 1999

                               Replace Human Resources         Replacement on schedule;
                                 system                          to be operational in
                                                                 spring, 1999

EA Laboratories                LIMS                            TBD - Subject to letter of
                                                                 intent to sell division



                               Upgrade hardware and system-    Tested and verified fix
                                 level software                  upgrades; completion
                                                                 to be determined

                               Replace process control         TBD - Subject to letter of
                                 systems                         intent to sell division

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a vote of Security Holders

At the Annual Meeting of Stockholders held on January 14, 1999, the following proposals were adopted as indicated:

1. To elect six directors to serve until the next annual meeting and until their successors are elected and qualified.

                        Director                   For              Withheld
                        --------                   ---               -------

                       E. Cashman               5,684,653           197,840
                       D. Deieso                5,671,344           211,149
                       L. Jensen                5,685,577           197,083
                       R. Lamone                5,668,850           213,643
                       C. Miller                5,675,725           206,768
                       G. Radcliffe             5,675,466           207,027

2. To approve an increase in the number of shares of Common Stock reserved for issuance under the 1995 Non-Employee Stock Option Plan.

                     For                                4,046,918
                     Against                              520,067
                     Abstain                               19,703
                     Broker Non-Votes

3. To increase the number of shares of Common Stock reserved for issuance under the Company's Amended and Restated Stock Option Plan.

                      For                                4,107,502
                      Against                              449,085
                      Abstain                               29,921
                      Broker Non-Votes

4.       To ratify and approve adoption of the Company's 1999 Long-Term
         Incentive Plan.

                     For                                4,155,125
                     Against                              404,363
                     Abstain                               27,020
                     Broker Non-Votes

5. To approve the appointment of Arthur Andersen LLP, as the independent public accountants of the corporation.

                      For                                5,822,580
                      Against                               42,865
                      Abstain                               15,048
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

ITEM 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits

                    27.    Financial Data Schedule   (see page 26)

         (b)  Reports on Form 8-K

              -The  Company  filed a report on Form 8-K dated  February 4,
               2000 reporting in Item 5 the discover of certain accounting irregularities; that the Company had begun an investigation into the matter and that the Company would be restating earnings for the prior years.

              -The Company filed a report on Form 8-K dated April 10, 2000 reporting in Item 5 that the Company's investigation into the accounting irregularities had been concluded; that Arthur Anderson LLP, the Company's auditors through the end of the Company's 1999 Fiscal Year, advised that their reports for the affected fiscal years 1998 and 1999 could not be relied upon; and that the Company would be restating earnings for fiscal years 1998 and 1999.

              -The  Company  filed a report on Form 8-K dated June 6, 2000 reporting that the Company's common stock would continue to trade on Nasdaq Smallcap Market under the symbol EACEC to signify that continued trading is under exception to Nasdaq listing requirements and is subject to satisfying certain conditions, specifically filing by June 16, 2000 the Company's amended financial statements for 1998 and 1999 and satisfying Nasdaq's $1.00 minimum bid price requirement by September 16, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EA Engineering, Science, and
                                  Technology, Inc. & Subsidiaries
                                  -------------------------------
                                           (Registrant)




June 16, 2000                       By:  /s/ Loren D. Jensen
-----------------                   ---------------------------------
                                              (Signature)


                                    Loren D. Jensen

                                    ---------------------------------


                                    Chairman of the Board, President,
                                    and CEO
                                    ---------------------------------
                                                  (Title)




June 16, 2000                       By:  /s/ Barbara L. Posner
-------------                       ------------------------------
                                                (Signature)


                                    Barbara L. Posner
                                    ------------------------------


                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    ------------------------------
                                                 (Title)