Form 10-Q/A
period 1999-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

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

                                       1

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                     ----
PART I  FINANCIAL INFORMATION.........................................................3

ITEM 1  Financial Statements..........................................................3
                 Consolidated Balance Sheets - Assets.................................4
                 Consolidated Balance Sheets - Liabilities and Stockholders' Equity...5
                 Consolidated Statements of Income....................................6
                 Consolidated Statements of Cash Flows................................7
                 Notes to Consolidated Financial Statements...........................8

ITEM 2  Management's Discussion and Analysis of Financial Condition

             and Results of Operations................................................15

PART II OTHER INFORMATION.............................................................22

ITEM 6  Exhibits and Reports on Form 8-K..............................................22

          (a)  Exhibits...............................................................22

                 27 Financial Data Schedule...........................................22

          (b)  Reports on Form 8-K....................................................22


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


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             May 31,               August 31,
                                                              1999                   1998
                                                           (As Restated)         (As Restated)
                                                           ------------           ------------
CURRENT ASSETS:

   Cash and cash equivalents ....................         $  1,930,500          $  1,850,200
   Accounts receivable, net .....................            7,202,000             7,479,100
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ..........            5,982,500             4,279,100
   Refundable income taxes ......................               80,000               407,600
   Prepaid expenses and other ...................            1,113,000             1,068,100
   Net assets from discontinued operations ......              763,600             1,468,200
                                                          ------------          ------------
     Total Current Assets .......................           17,071,600            16,552,300
                                                          ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment ............            8,868,900             8,797,400
   Leasehold improvements .......................            1,027,200               984,600
                                                          ------------          ------------

   Total property and equipment, at cost ........            9,896,100             9,782,000
   Less-Accumulated depreciation and amortization           (9,017,000)           (8,719,100)
   Net property and equipment of discontinued
      operations ................................                 --                 718,200
                                                          ------------          ------------

   Net Property and Equipment ...................              879,100             1,781,100
                                                          ------------          ------------

OTHER ASSETS ....................................            5,111,500             3,806,800
                                                          ------------          ------------

   Total Assets .................................         $ 23,062,200          $ 22,140,200
                                                          ============          ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             May 31,              August 31,
                                                              1999                  1998
                                                          (As Restated)         (As Restated)
                                                          ------------           ------------
CURRENT LIABILITIES:

   Accounts payable ............................         $  3,283,400          $  4,494,300
   Accrued expenses ............................            2,064,200               553,100
   Accrued salaries, wages and benefits ........            2,437,400             2,120,800
   Current portion of long-term debt ...........              173,000               330,900
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts .........              364,000               246,700
                                                         ------------          ------------
     Total Current Liabilities .................            8,322,000             7,745,800

LONG-TERM DEBT, net of current portion .........            3,456,900             1,348,900
                                                         ------------          ------------

     Total Liabilities .........................           11,778,900             9,094,700
                                                         ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,323,200
     and 6,285,000 shares issued and outstanding               63,300                62,900
   Preferred stock, $.01 par value; 8,000,000
     Shares authorized; none issued ............                 --                    --
   Capital in excess of par value ..............           11,095,500            11,049,300
   Notes receivable from stockholders ..........             (119,000)             (119,000)
   Retained earnings ...........................              243,500             2,052,300
                                                         ------------          ------------

     Total Stockholders' Equity ................           11,283,300            13,045,500
                                                         ------------          ------------

     Total Liabilities and Stockholders' Equity          $ 23,062,200          $ 22,140,200
                                                         ============          ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended              Nine Months Ended
                                                                          May 31,                        May 31,
                                                                ------------------------    ------------------------
                                                                     1999            1998            1999           1998
                                                                 (As Restated)   (As Restated)   (As Restated)  (As Restated)
                                                                  -----------     -----------     -----------     -----------
Total revenue.............................................        $12,307,000     $12,504,400      $34,931,400     $39,794,200
Less - Subcontractor costs................................         (2,043,300)     (2,126,700)      (6,051,700)     (7,978,200)
Less - Other direct project costs.........................         (1,118,300)     (1,406,000)      (4,038,500)     (4,122,900)
                                                                  -----------     -----------      -----------     -----------
   Net revenue............................................          9,145,400       8,971,700       24,841,200      27,693,100
                                                                  -----------     -----------      -----------     -----------

Operating costs and expenses:
   Direct salaries and other operating....................          6,746,400       6,443,600       19,307,900      19,825,900
   Sales, general and administrative......................          1,941,900       2,439,300        6,136,300       7,115,800
   Gain on "key employee" life insurance..................               --          (261,100)            --          (261,100)
   Restructuring..........................................               --               --         2,132,600            --
                                                                  -----------     -----------      -----------     -----------
     Total operating expenses.............................          8,688,300       8,621,800       27,576,800      26,680,600
                                                                  -----------     -----------      -----------     -----------

Income (loss) from operations.............................            457,100         349,900       (2,735,600)      1,012,500

Interest expense, net.....................................            (64,400)        (21,700)        (139,600)        (93,200)
                                                                  -----------     -----------      -----------     -----------
Income (loss) from continuing operations
      before income taxes.................................            392,700         328,200       (2,875,200)        919,300
Provision for (benefit from) income taxes.................            165,000         135,900       (1,150,100)        377,400
                                                                  -----------     -----------      -----------     -----------
Net income (loss) from continuing operations..............            227,700         192,300       (1,725,100)        541,900
                                                                  ===========     ===========        ===========     ===========
Discontinued operations

   Income (loss) from operations of discontinued
      segment (net of tax)................................               --            36,100         (119,000)       (136,500)

Gain on disposal of discontinued segment,
  including operating losses during phase-out
  period (net of tax)                                                  35,300             --            35,300             --
                                                                  -----------     -----------      -----------     -----------

Net income (loss) from discontinued operations............             35,300          36,100          (83,700)       (136,500)
                                                                  ===========   ===========        ===========     ===========

Net income (loss).........................................        $   263,000     $   228,400       (1,808,800)    $   405,400
                                                                  ===========    ===========   ===========      ===========

Earnings per share - basic
   Continued operations...................................              $0.04           $0.03           $(0.27)         $0.09
   Discontinued operations................................               --              0.01            (0.02)         (0.02)
   Gain on disposal of segment............................               0.00             --                --            --
                                                                         ----            ----             ----            ----
   Net income.............................................               0.04            0.04            (0.29)           0.07

Earnings per share - diluted
   Continued operations...................................              $0.04           $0.03           $(0.27)          $0.08
   Discontinued operations................................               --              0.01            (0.02)         (0.02)
   Gain on disposal of segment............................               0.00             --                --  --
                                                                         ----            ----              ----         ----

  Net income..............................................               0.04            0.04            (0.29)           0.06

Weighted average shares outstanding.......................          6,319,000       6,264,800        6,305,900       6,246,600
Effect of dilutive stock options..........................                600         252,500              700         105,700
Diluted weighted average shares outstanding...............          6,319,600       6,517,300        6,306,600       6,352,300

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                                       May 31,
                                                                                          --------------------------------
                                                                                             1999                  1998
                                                                                         (As Restated)         (As Restated)
                                                                                          -----------           -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net (loss) income ...........................................................         $(1,808,800)         $   405,400
   Noncash expenses included in net income -
    Provision for restructuring ................................................           2,132,600                 --
    Gain on disposal of discontinued segment ...................................             (35,300)                --
    Loss from discontinued operations ..........................................             119,000                 --
    Depreciation and amortization ..............................................             298,000              888,100
   Changes in operating assets and liabilities -
    Decrease in accounts receivable, net .......................................            (486,500)           1,316,700
    (Increase) in costs and estimated earnings in
      excess of billings on uncompleted contracts ..............................          (1,703,400)            (988,000)
    (Increase) decrease in prepaid expenses and
      other assets .............................................................          (1,293,800)            (130,800)
    Increase (decrease) in accounts payable and
      accrued expenses .........................................................          (1,515,800)          (2,893,900)
    Refundable income taxes ....................................................             327,600            1,868,300
    Increase (decrease) in billings in excess of
      of costs and estimated earnings on
      uncompleted contracts ....................................................             117,300             (386,500)
                                                                                         -----------          -----------

    Net cash (used for) from operating activities ..............................          (3,849,100)              79,300
                                                                                         -----------          -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
   Proceeds from discontinued segment ..........................................           1,908,500                 --
   Purchase of equipment, net ..................................................            (348,200)            (498,800)
                                                                                         -----------          -----------
     Net cash flows used for investing activities ..............................           1,560,300             (498,800)
                                                                                         -----------          -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from (used for) revolving line
     of credit .................................................................           2,195,500              216,400
   Proceeds from issuance of common stock ......................................              46,600              128,200
   Reduction of long-term debt and short-term
     borrowings ................................................................            (245,400)            (483,600)
                                                                                         -----------          -----------
     Net cash flows from financing activities ..................................           1,996,700             (139,000)
                                                                                         -----------          -----------
CASH PROVIDED BY DISCONTINUED OPERATIONS .......................................             372,400                 --
                                                                                         -----------          -----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ............................              80,300             (558,500)
                                                                                         -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period .................................           1,850,200            2,333,300
                                                                                         -----------          -----------
CASH AND CASH EQUIVALENTS, end of period .......................................         $ 1,930,500          $ 1,774,800
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

Balance Sheet at August 31, 1998

                                      Balance Sheet at August 31, 1998
                            -------------------------------------------------
                            As Previously        Accounting             As
                              Reported*        Irregularities        Restated
                             ----------           --------          ----------
Total Assets                 22,985,100           (844,900)         22,140,200
                             ----------           --------          ----------
Total Liabilities             9,094,700               --             9,094,700
                             ----------           --------          ----------
Shareholders' Equity         13,890,400           (844,900)         13,045,500
                             ----------           --------          ----------

Balance Sheet at May 31, 1999

                                      Balance Sheet at August 31, 1998
                            -------------------------------------------------
                            As Previously        Accounting             As
                              Reported*        Irregularities        Restated
                             ----------           --------          ----------
Total Assets                 23,082,000            (19,800)         23,062,200
                             ----------           --------          ----------
Total Liabilities            11,778,900               --            11,778,900
                             ----------           --------          ----------
Shareholders' Equity         11,303,100            19,800)          11,283,300
                             ----------           --------          ----------

* Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of August 31, 1998 and May 31, 1999 to conform to current quarterly presentation. In addition, for the balance sheet at May 31, 1999, the cumulative effect of $(844,900) for the fiscal year 1998 accounting irregularities has been reflected in the "as previously reported" totals.

Nine Months ended May 31, 1999

                                                         Nine Months ended May 31, 1999
                                              -----------------------------------------------------
                                              As Previously         Accounting             As
                                                Reported           Irregularities       Restated
                                               ----------              -------           ----------
Net revenue .........................          24,873,500              (32,300)          24,841,200
Total expenses ......................          27,576,800                 --             27,576,800
                                               ----------              -------           ----------
Income from operations ..............          (2,703,300)             (32,300)          (2,735,600)
Interest expense, net ...............            (139,600)                --               (139,600)
Benefit for income taxes ............          (1,137,600)             (12,500)          (1,150,100)
                                               ----------              -------           ----------
Net loss from continuing operations .          (1,705,300)             (19,800)          (1,725,100)
Loss from discontinued
   segment ..........................            (119,000)                --               (119,000)
Gain on sale of discontinued Segment,
   net of taxes .....................              35,300                 --                 35,300
                                               ----------              -------           ----------
Net Income (loss) ...................          (1,789,000)             (19,800)          (1,808,800)
Earnings per Share, Basic
   Continued Operations .............               (0.27)                --                  (0.27)
   Discontinued Operations ..........               (0.02)                --                  (0.02)
                                               ----------              -------           ----------
   Net income .......................               (0.29)                --                  (0.29)
Earnings per Share, Diluted
   Continued Operations .............               (0.27)                --                  (0.27)
   Discontinued Operations ..........               (0.02)                --                  (0.02)
                                               ----------              -------           ----------
   Net income .......................               (0.29)                --                  (0.29)

Nine Months ended May 31, 1998

                                                    Nine Months ended May 31, 1998
                                       -----------------------------------------------------
                                       As Previously         Accounting             As
                                         Reported           Irregularities       Restated
                                        ----------              -------           ----------
Net Revenue ..................          28,202,600             (509,500)          27,693,100
Total Expenses ...............          26,680,600                 --             26,680,600
                                        ----------             --------           ----------
Income from Operations .......           1,522,000             (509,500)           1,012,500
Interest expense, net ........             (93,200)                --                (93,200)
Provision for Income Taxes ...             574,200             (196,800)             377,400
                                        ----------             --------           ----------
Net income from continuing
   operations ................             854,600             (312,700)             541,900
Loss from discontinued segment            (136,500)                --               (136,500)
                                        ----------             --------           ----------
Net Income (loss) ............             718,100             (312,700)             405,400
Earnings per Share, Basic
   Continued Operations ......                0.14                (0.05)                0.09
   Discontinued Operations ...               (0.02)                --                  (0.02)
                                        ----------             --------           ----------
   Net income ................                0.12                (0.05)                0.07
Earnings per Share, Diluted
   Continued Operations ......                0.13                (0.05)                0.08
   Discontinued Operations ...               (0.02)                --                  (0.02)
                                        ----------             --------           ----------
   Net income ................                0.11                (0.05)                0.06

Note 3.  DISPOSAL OF ANALYTICAL SERVICES SEGMENT

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

Current assets and liabilities of the Analytical Services segment disposed of consisted of the following:

                                                  May 31,           August 31,
                                                   1999                1998
                                                ---------            ---------
Cash and net accounts receivable .....         $   763,600         $   964,200
Costs and estimated earnings in excess
 of billings on uncompleted contracts                 --               739,400
Prepaids and other assets ............                --                22,500
Current portion of long-term debt ....                --              (107,900)
Accrued expenses .....................                --              (150,000)

     Net current assets ..............         $   763,600         $ 1,468,200
                                               ===========         ===========

Property and equipment of the Analytical Services segment disposed of consisted of the following:

                                                May 31,       August 31,
                                                 1999           1998
                                              ---------       ----------
Furniture, fixtures and equipment .......         --         $ 4,309,500
Leasehold improvements ..................         --           2,691,000
Accumulated depreciation and amortization         --          (6,282,300)
                                                  --         -----------
   Net property and equipment ...........         --         $   718,200
                                                  ==         ===========

Assets are shown at their expected net realizable value and current portion of long-term debt at their face amount.

Note 4.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan ("The Plan") which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 730,100 options were issued and outstanding as of May 31, 1999, having an average exercise price of $2.28. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67 which was equal to the market value on the dates of grant.

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

On February 4, 2000, as a result of the discovery of accounting irregularities, related to unbilled revenue, the Audit Committee of the Company's Board of Directors ("Audit Committee") initiated an investigation into such matters. The Audit Committee recently completed the investigation into such matters. In June 2000, the Company has restated its financial results for fiscal years 1999 and 1998 and the interim quarterly periods during 1999 through February 2000. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigation.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1999 (Consolidated)

Net revenue from continued operations for the three months ended May 31, 1999 was $9,145,400, an increase of 1.9% from $8,971,700 for the same period in the prior fiscal year. Net revenue remained steady despite a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts. To offset the federal sector decline, the Company was successful in increasing revenue in the industrial sector.

Direct salaries and other operating costs increased 4.7% to $6,746,400 or 73.8% of net revenue from $6,443,600 or 71.8% for the three-month period ended May 31, 1999 and 1998, respectively. This increase is primarily due to higher than normal self-insurance health claims and the timing of other insurance related expenses from quarter to quarter.

Sales, general and administrative costs decreased by 20.4% to $1,941,900, or 21.2% of net revenue, from $2,439,300, or 27.2% of net revenue, for the three-month period ended May 31, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs from quarter to quarter. This decrease is directly the result of the $2,132,600 restructuring charge taken in the second quarter ended February 28, 1999 to more closely align expenses with revenues.

In the third quarter of fiscal 1998, the Company recorded a gain of $261,100, reducing its operating expenses. The gain was related to the increase in the cash surrender value of "key employee" life insurance policies included in the Company's balance sheet.

As a result of the above factors, the Company incurred a gain from continued operations for the three months ended May 31, 1999 of $457,100 or 5.0% of net revenue compared to operating income of $349,900 or 3.9% of net revenue in the prior fiscal period ended May 31, 1998. Interest expense, net, increased $42,700 in the current quarter compared to the prior year. The net increase in interest expense is due to a higher line of credit balance used to fund operating and restructuring activities.

The provision for income taxes was $165,000 for the three months ended May 31, 1999, compared to a provision for income tax of $135,900 in the third quarter of fiscal 1998. This represents an effective rate of 42% and 41%, respectively.

As a result of the above factors, the Company incurred a net gain from continued operations for the three months ended May 31, 1999 of $227,700 compared to net income of $192,300 in the third quarter of fiscal 1998.

The Company recorded a net gain of $35,300 on the disposal of its Analytical Services segment for the three months ended May 31, 1999. The discontinued segment provided net income of $36,100 in the prior year's third quarter ended May 31, 1998.

As a result of the above factors, the Company incurred a net overall gain of $263,000, or 2.9% of net revenue, for the three months ended May 31, 1999 compared to $228,400 or 2.5% for the third quarter of fiscal 1998.

Nine Months Ended May 31, 1999 (Consolidated)

Net revenue from continued operations for the nine months ended May 31, 1999 was $24,841,200, a decrease of 10.3% from $27,693,100 for the same period in the prior fiscal year. This decrease in net revenue is primarily due to lower contract volume across most client sectors, partially offset by a 16% increase in the industrial sector. The lower contract volume is mainly attributable to a decrease in volume with the federal government due to the expiration of certain indefinite delivery/indefinite quantity contracts, and a $500,000 write-off of certain non-collectible prior period revenue made in the second quarter of fiscal 1999. Additionally impacting the decrease, for the nine months ended May 31, 1998, the Company realized approximately $705,000 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

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

Direct salaries and other operating costs decreased 2.6% to $19,307,900 from $19,825,900 for the nine-month period ended May 31, 1999 and 1998, respectively. This decrease is due to lower salaries and benefits from quarter to quarter. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage to net revenue increased to 77.7% for the nine months ended May 31, 1999 compared to 71.6% for the same period in 1998.

Sales, general and administrative costs decreased by 13.8% to $6,136,300 from $7,115,800 for the nine-month period ended May 31, 1999 and 1998, respectively. The decrease is due to lower sales and marketing related costs. However, as a result of lower net revenue, sales, general and administrative costs as a percentage of net revenue 24.7% for the nine months ended May 31, 1999, compared to 25.7% in the prior year.

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

As a result of the above factors, the loss from continued operations for the nine months ended May 31, 1999 was $1,725,100, or 6.9% of net revenue, compared to income from operations of $541,900, or 2.0% of net revenue, in the prior fiscal period ended May 31, 1998. Interest expense, net, increased $46,400 in the current nine-month period compared to the prior year. The net increase in interest expense is due to a higher line of credit balance used to fund operating activities.

For the nine months ended May 31, 1999, the Company had a benefit from income taxes of $1,150,100 compared to a provision for income taxes of $377,400 for the nine-month period ended May 31, 1998. This represents an effective rate of 40% and 41%, respectively.

For the nine-month period ended May 31, 1999, the Company had a $83,700 net loss from its discontinued Analytical Services segment, compared to a $136,500 net loss from this segment for the nine months ended May 31, 1998. Included in the net $83,700 loss is a $35,300 gain on the disposal during the third quarter ended May 31, 1999.

As a result of the above factors, the Company incurred a net overall loss of $1,808,800, or 7.3% of net revenue, for the nine months ended May 31, 1999, compared to a net overall gain of $405,400, or 1.5% of net revenue, for the prior year's nine-month period.

Liquidity and Capital Resources

Cash and cash equivalents increased by $80,300 for the nine months ended May 31, 1999. The increase principally resulted from borrowings against the Company's line of credit used for operating activities. Increased borrowings to fund operating activities became necessary during the year as revenue began to decline due to multi-year federal contracts reaching completion without being replaced by new contracts. As a result, the Company's revenue was no longer capable of maintaining the current overhead structure of the Company. To address this problem, the Company made several restructuring moves to reduce annual operating expenses by approximately $3.5 million. The restructuring included a staff reduction of approximately 30 employees including several officers of the Company. Additionally, the Company sold its EA Laboratories division for cash during the quarter ended May 31, 1999. Proceeds from the sale, as well as restructuring efforts, helped decrease the line of credit balance by $755,200 from $4,212,100 as of February 28, 1999 to $3,456,900 as of May 31, 1999. The
Company anticipates a further reduction in its line of credit balance during the next several quarters, as revenues exceed operating expenses and restructuring commitments end.*

The Company's capital expenditures, consisting primarily of purchases of equipment and leasehold improvements, were approximately $348,100 and $498,800 for the nine months ended May 31, 1999 and 1998, respectively. Included in the current fiscal year capital expenditures is $193,600 in implementation costs related to the Company's upcoming project accounting system that is expected to be completed in the first quarter of fiscal 2000.

At May 31, 1999, the Company had outstanding long-term debt, including the current portion, of $3,629,900. This represents a net increase of $1,950,100 from the $1,679,800 balance at August 31, 1998. The increase is the result of a $2,195,500 increase in its revolving line of credit balance as described in the previous paragraph, partially offset by net repayments of $245,400 for equipment and computer loans.

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

    - Software               Upgrade                     Completed

    - Databases              Convert to compliant        Not complete; scheduled
                               software                    for summer, 1999

Desktop Computing            Standardize desktop         Completed
                               computing environment

                             Address minor applications  Ongoing through 1999

Major Applications           Replace financial manage-   Replacement on schedule
                               ment system                 to be operational in
                                                           September, 1999

                             Replace Human Resources     Replacement on schedule
                               system                      to be operational in
                                                           summer, 1999

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