Form 10-K/A
period 1999-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                   Form 10-K/A

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934.

                   For the fiscal year ended August 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from _______________ to _______________

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                52-0991911
       (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)              Identification No.)


                11019 McCormick Road, Hunt Valley, Maryland 21031
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number Including Area Code: (410) 584-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October 29, 1999 was approximately $2,629,000.

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

                                   ----------

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                                   FORM 10-K/A
                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                         ---
                                   PART I

  1   Business                                                                 1
  2   Properties                                                               8
  3   Legal Proceedings                                                        8
  4   Submission of Matters to a Vote of Security Holders                      8

                                 PART II

  5   Market for the Registrant's Common Stock and Related Shareholder
         Matters                                                               9
  6   Selected Financial Data                                                 10
  7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11
  8   Financial Statements and Supplementary Data                             17
  9   Disagreements on Accounting and Financial Disclosure                    40

                                PART III

10    Directors and Executive Officers of the Registrant                      40
11    Executive Compensation                                                  40
12    Security Ownership of Certain Beneficial Owners and Management          40
13    Certain Relationships and Related Transactions                          40

                                 PART IV

14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K        41
      Signatures                                                              45
      Exhibit Index                                                           46

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

More recently, the demand for the Company's services has been stimulated by new, more business-oriented factors, including the recognition that it is more cost-effective to prevent pollution than to remediate it after discharge and the success of market-based programs such as wetlands banking. Within these incentive systems are a series of programs, such as emissions trading, brownfields redevelopment, and wetlands banking, that provide a benefit to clients and contribute to the overall enhancement of environmental quality. Additionally, many clients now see environmental strategy as a method of increasing global competitiveness and enhancing profitability. EA believes that this strategic shift will stimulate opportunity for its business-oriented consulting services in both the domestic and international markets.

In our role as an advocate and strategic resource to our clients, EA provides the management perspective and technical skills to anticipate, identify, address and resolve those energy, environmental, and health and safety issues affecting business performance and profitability.

Matters Relating to the Accounting Irregularities

Accounting Irregularities

On February 4, 2000, the Company announced that during its normal review of aged unbilled revenue, it had discovered accounting irregularities. As a result, the Audit Committee of the Board of Directors (the "Audit Committee") authorized its Associate General Counsel to perform an independent investigation (the "Company Investigation") into these accounting irregularities. The Company's counsel immediately engaged the forensic audit team of PricewaterhouseCoopers LLP, the Company's current auditors, to assist in the Company Investigation into these accounting irregularities.

On April 10, 2000, the Company announced that the Company Investigation was complete. The Company Investigation isolated the restatements to fiscal years 1999 and 1998 and the quarterly periods in fiscal year 1998 through February 2000. The cumulative effect of the restatements would reduce earnings on a pre-tax basis by $1.4 million. In the same announcement, the Company advised that Arthur Andersen LLP, who had served as the Company's auditors through August 31, 1999, had notified the Company by letter that its previously filed reports on the financial statements of the Company for the years ended August 31, 1999 and 1998 should no longer be relied upon. The Company then retained PricewaterhouseCoopers LLP to conduct the financial audit and to assist in the restatement of earnings for the affected accounting periods. The Company made adjustments to correct the misapplication of generally accepted accounting principles resulting in improper revenue recognition. This error involved recording fictitious revenue resulting from the actions of individual(s) who are no longer employed by or associated with the Company. The Company has restated its previously reported financial results for fiscal years ended August 31, 1999 and 1998 and the quarterly financial results for 1998, 1999 and the first two quarters of Fiscal 2000.

The restated net loss for fiscal year 1999 totaled $1,530,400 or $0.24 per diluted share. Additionally, the restated net loss for fiscal year 1998 totaled $240,100 or $0.04 per diluted share. The Company had originally reported a net loss of $1,473,600 or $0.23 per diluted share and net income of $604,800 or $0.10 per diluted share in fiscal years 1999 and 1998, respectively. The cumulative after tax effect of the restatement for the two affected years is a reduction in earnings of $901,700.

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

The multi-faceted nature of most environmental problems, however, requires an interdisciplinary team of professionals to provide integrated solutions, and strict classification by service area is not practical for most of the Company's consulting practice. In providing its services, EA has developed certain remedial and analytical technologies, planning and management services, and processes for the mitigation and control of environmental damage and risks. In addition, we assist clients in responding to issues raised by regulatory agencies, community groups, and "interested" organizations. All of the service areas are part of the vertically integrated capabilities the Company may offer its clients.

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

The following table reflects the approximate percentage of consolidated net revenue derived by contract type in each of the three years in the period ended August 31, 1999:


                                                Year Ended August 31,
-----------------------------    ---------------------------------------------------
                                        1999              1998           1997
                                    As Restated)     (As Restated)
-----------------------------    ------------------ ---------------- ---------------
Time-and-materials                        37%             33%             34%
Fixed-price                               41%             48              44
Cost-plus-fixed-fee                       22              19              22
-----------------------------            ---             ---             ---
                                         100%            100%            100%
=============================            ===             ===             ===

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

During fiscal 1999, the Company provided services to more than 400 industrial, utility and government clients through more than 1,250 projects in the private sector and 350 projects in the federal government sector. Although more private sector projects were performed, the portion of net revenue provided by the federal government was 54%, 50%, and 46% in fiscal years 1999, 1998 and 1997, respectively. The Company believes that a diversified mix of business revenue derived from each of its client sectors (federal government, state and local governments, industry and utilities) will help ensure its continuing financial success. As EA's mix of business varies by geographic location, the Company implemented a regional organization structure in fiscal 1999 to support the decentralization of its marketing and business development program. A regional structure places business development and marketing resources directly within proximity to regional clients where they are needed and further increases concentration on operations. Under the regional structure, EA's operations include the Northeast, Mid-Atlantic, Southeast, North Central, South Central and West.

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

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 1999:


                                                      Year Ended August 31,
-------------------------------------- ----------------------------------------------------
                                             1999              1998             1997
                                        (As Restated)     (As Restated)
-------------------------------------- ----------------- ----------------- ----------------
Federal government                                54%             50%             46%
Industrial and other private sector               36              37              42
Utilities                                          2               6               5
State and local government                         8               7               7
-------------------------------------            ---             ---             ---
                                                 100%            100%            100%
=====================================            ===             ===             ===

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

Backlog

At August 31, 1999, the Company's total contract backlog was approximately $35.9 million compared to contract backlog of $43.4 million at August 31, 1998. The decrease in total contract backlog is largely attributable to the Company divesting its Analytical Services segment during fiscal 1999, which had annual sales of approximately $7.0 million and certain federal contracts that were completed in fiscal 1999. Because subcontractor and other direct project costs can change significantly from project to project, the change in total contract backlog is not necessarily a true indication of business trends. Accordingly, the Company considers net backlog (total backlog less estimated subcontractor and other project costs) as its primary measure of backlog. The Company's net contract backlog was approximately $24.0 million at the end of fiscal 1999, compared to approximately $22.2 million at the end of fiscal 1998. This $1.8 million increase is due to a greater percentage of backlog in the industrial sector which generally has less subcontractor and other direct costs than federal sector projects. The Company expects that approximately 80% of the contract "fiscal" backlog will be completed during the fiscal year. The Company's total contract backlog attributable to federal government contracts as of August 31, 1999 was $21.8 million ($14.2 million, net), compared to $27.8 million ($13.5 million, net) a year earlier.

In addition to this contract backlog, at August 31, 1999, the Company held indefinite delivery/indefinite quantity (ID/IQ) type contracts from various clients, principally government agencies for up to $79 million compared to $217 million at August 31, 1998. The decrease is due to three large ID/IQ contracts that were completed in FY99. The expiring contracts contributed approximately $11.3 million, or 22%, of new awards and approximately $8.7 million in net revenue, or 25%, in fiscal 1999. Although the completion of these ID/IQ contracts is significant, the Company plans to keep awards and revenue steady in fiscal 2000.* To achieve growth into fiscal 2000 and beyond, the Company has made several investments in the international and domestic markets opening offices in Miami and New York City, as well as expanding its Mexico operation in fiscal 1999. In addition, the Company expanded in Texas by opening an office in Houston in fiscal 1999 after winning a large basic ordering agreement with its largest private sector client.

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

Employees

As of August 31, 1999, the Company had approximately 370 full-time employees compared to approximately 400 full-time employees at August 31, 1998. The decrease in employees was a result of staff reductions made in the second quarter as part of restructuring efforts and the sale of EA Laboratories in the third quarter which had a staff of approximately 60. Adjusting to remove the effects of the strategic staff reductions in fiscal 1999, the Company actually increased in size by approximately 60 employees. Most of the Company's employees are engaged in performing scientific, engineering, remediation and consulting services; the remainder provides executive, administrative and other support services. The Company also hires part-time or temporary personnel to meet the requirements of a particular contract. EA's staff includes professional engineers, biologists, chemists, geologists, industrial hygienists, public health scientists, regulatory specialists, toxicologists, industrial planners, computer scientists, and business managers.

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

o        State Departments of Natural Resources
o        U.S. Army Corps of Engineers
o        State Fish and Game Department
o        U.S. Forest Service
o        State Water Resources Control Boards
o        National Marine Fisheries Service
o        U.S. Fish and Wildlife Serve
o        State Historical Preservation Offices
o        Bureau of Land Management
o        National Park Service

The  Endangered  Species  Act  (Public  Law  93-205 and  amendments)  enacted in
December 1973, specifies the requirements for the protection of species determined to be endangered by the U.S. Fish and Wildlife Service. Under the requirements of the Act, any Federal actions or actions by entities receiving Federal funds, must not jeopardize the continuing existence of endangered or threatened plants or wildlife, nor result in the destruction or adverse modification of critical habitat. Such projects must involve a review by the Fish and Wildlife Service of existing conditions and a determination that no known rare, threatened, or endangered species are involved in the project area or, if such species are identified, that a specific set of consultations and reviews by conducted.

The National Historic Preservation Act (NHPA) has established sets of Federal policy and implementing regulations for the protection of America's cultural environment that can come into conflict with the needs of a specific project.
Section 106 of the NHPA requires Federal agencies to consider the effects of their actions on historic properties and seek comments from the Advisory Council on Historic Preservation.

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

ITEM 2.  PROPERTIES

The Company's headquarters and Baltimore regional office are located in approximately 76,100 square feet of leased space, of which approximately 4,200 square feet are being sublet. Leases for these facilities are with partnerships whose members include the Chairman of the Board of EA and certain members of his family.

The Company's primary branch and satellite offices in the United States are located in:


 Baltimore, Maryland               Boston, Massachusetts            Lincoln, Nebraska
 New Castle, Delaware              San Francisco, California        Dallas, Texas
 New York, New York                Sacramento, California           Houston, Texas
 Newburgh, New York                Seattle, Washington              Fairbanks, Alaska
 Syracuse, New York                Chicago, Illinois                Honolulu, Hawaii
 Iselin, New Jersey                Oak Brook, Illinois              Miami, Florida
                                   Pittsburg, Pennsylvania


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


                                                        High        Low
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

On October 29, 1999, the closing price of the common stock as reported by NASDAQ was $0.656 per share. On that date, there were approximately 870 holders of record.

To date the Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the periods indicated have been derived from the audited consolidated financial statements of the Company. In the quarter ended May 31, 1999, the Company divested its Analytical Services segment. The selected financial data for all these years have been adjusted to show only continuing operations and does not reflect the Analytical Services segment. These data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.


                                                                              Year Ended August 31,
-----------------------------------------------------------------------------------------------------------------
                                                       1999         1998         1997        1996        1995
                                                   (As Restated)(As Restated)
-----------------------------------------------------------------------------------------------------------------
                                                        (in thousands, except per share amounts)
Operations data:
    Total revenue                                   $ 48,727     $ 52,237     $ 68,189     $ 80,933     $85,644
    Net revenue                                       34,146       35,320       37,443       48,495      54,761
    (Loss) income from continuing operations          (2,228)        (187)      (6,863)          38       4,099
    Net (loss) income from continuing operations      (1,447)        (178)      (4,615)        (124)      2,804

    Basic (loss) earnings per share from
           continuing operations                    $  (0.23)    $  (0.03)    $  (0.74)    $  (0.02)    $  0.47
    Diluted (loss) earnings per share from
         continuing operations                      $  (0.23)    $  (0.03)    $  (0.74)    $  (0.02)    $  0.45


    Weighted average shares outstanding                6,312        6,255        6,206        6,138       5,998
    Diluted weighted average shares
        outstanding                                    6,312        6,255        6,206        6,138       6,174

Balance sheet data:
    Working capital                                 $  9,331     $  8,807     $ 10,323     $ 15,955     $17,663
    Total assets                                      22,664       22,140       26,341       33,329      36,368
    Short-term borrowings                               --           --           --           --          --
    Long-term borrowings, net of
        current portion                                3,326        1,349        2,332        2,665       4,033

    Stockholders' equity                            $ 11,616     $ 13,046     $ 13,097     $ 18,558     $18,880

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

On February 4, 2000, as a result of the discovery of accounting irregularities related to unbilled revenue, the Audit Committee of the Company's Board of Directors ("Audit Committee") initiated the Company Investigation into such matters which has recently been completed. In June 2000, the Company restated its financial results for fiscal years 1999 and 1998 and the quarterly periods in fiscal year 1998 through February 2000. The financial information presented here has been restated to incorporate all relevant information obtained from the aforementioned investigation.

The Company made adjustments to correct the misapplication of generally accepted accounting principles resulting in improper revenue recognition. This error involved recording fictitious revenue resulting from the actions of individual(s) who are no longer employed by or associated with the company.

The restated net loss for fiscal year 1999 totaled $1,530,400 or $0.24 per diluted share. The Company originally reported a net loss of $1,473,600 or $0.23 per diluted share for fiscal year 1999.

Additionally, the restated net loss for fiscal year 1998 totaled $240,100 or $0.04 per diluted share. The Company originally reported net income of $604,800 or $0.10 per diluted share in fiscal year 1998.

Results of Operations

The following table sets forth the percentage relationships of selected items in the consolidated statement of operations to net revenue for the years indicated. The table has been adjusted to show the relationship of continuing operations for each year and does not include results of the discontinued Analytical Services segment.


                                                                Year Ended August 31,
                                                  --------------------------------------------
                                                       1999           1998           1997
                                                  (As Restated)    (As Restated)
 ------------------------------------------------ ---------------  -------------  ------------
Net revenue ..................................          100.0%         100.0%         100.0%
                                                      -------        -------        -------
Operating expenses:
  Direct salaries and other operating expenses           76.7           76.2           89.0
  Sales, general and administrative ..........           23.6           25.0           21.3
  Gain on "key employee" life insurance ......         --               (0.7)        --
  Restructuring charges ......................            6.2         --                8.0
                                                      -------        -------        -------
    Total operating expenses .................          106.5          100.5          118.3
                                                      -------        -------        -------
Loss from operations .........................           (6.5)          (0.5)         (18.3)
Interest expense, net ........................           (0.5)          (0.4)          (0.8)
                                                      -------        -------        -------
Loss before income taxes .....................           (7.0)          (0.9)         (19.1)
Benefit for income taxes .....................           (2.8)          (0.4)          (6.8)
                                                      -------        -------        -------
    Net loss from continuing operations ......           (4.2)%         (0.5)%        (12.3)%
                                                      =======        =======        =======

Fiscal 1999 (As Restated) Compared to Fiscal 1998 (As Restated)

Net revenue from continuing operations in fiscal 1999 decreased 3.3% to $34,146,900 from $35,319,900. This decrease in net revenue is primarily due to lower contract volume with the federal government due to the completion of certain indefinite delivery/indefinite quantity contracts. In addition to lower contract volume, $500,000 of certain noncollectible prior period revenue was written off in the second quarter of fiscal 1999. Additionally impacting the decrease, in fiscal 1998 the Company realized approximately $676,700 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

Direct salaries and other operating costs of $26,199,400 slightly decreased for the twelve months ended August 31, 1999 compared to $26,935,300 in the prior fiscal period. However, as a result of lower net revenue, direct salaries and other operating costs as a percentage of net revenue increased to 76.7% in fiscal 1999 compared to 76.2% in fiscal 1998.

Sales, general and administrative costs decreased 8.9% to $8,042,500, or 23.6% of net revenue, in fiscal 1999 from $8,832,700, or 25.0% of net revenue, for the twelve months ended August 31, 1998. The decrease is due to lower sales and marketing related costs incurred as a result of strategic initiatives made in fiscal 1999. These initiatives included a restructuring in the second quarter reducing personnel and implementing a regional sales organization to support the decentralization of its marketing and business development program.

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

As a result of the above factors, the loss from continuing operations for the twelve months ended August 31, 1999 was $2,227,600, or 6.5% of net revenue, compared to loss from continuing operations in the prior fiscal period of $187,000, or 0.5% of net revenue. Interest expense, net, increased $58,800 in fiscal 1999 compared to fiscal 1998 due to a higher line of credit balance used to fund operating activity.

For the twelve months ended August 31, 1999, the Company had a benefit from income taxes of $961,400 compared to a benefit from income taxes of $130,900 in the prior fiscal year. This represents an effective rate of 40% in fiscal year 1999 and 42.4% in fiscal 1998.

The net loss from continuing operations for the fiscal year ended August 31, 1999 was $1,446,700, or 4.2% of net revenue, compared to a net loss from continuing operations of $177,800, or 0.5% in the prior fiscal period.

For the twelve months ended August 31, 1999, the Company had a net loss from its discontinued Analytical Services segment of $83,700. Included in this loss was a net gain of $35,300 on the sale of the segment. The discontinued segment in the prior fiscal period had a net loss of $62,300.

As a result of the above, the Company had an overall loss of $1,530,400 or 4.5% of net revenue for the twelve months ended August 31, 1999, compared to a net loss of $240,100, or 0.7%, in the prior fiscal period.

Fiscal 1998 (As Restated) Compared to Fiscal 1997

Net revenue from continuing operations during fiscal 1998 decreased 5.7% to $35,319,900 from $37,442,800. The decrease in net revenue was due to lower than anticipated sales in the industrial sector. Although sales and marketing efforts targeted this market and won approximately 150 new clients, larger-volume projects were not achieved as of the end of the fiscal 1998 period. Lower industrial sector sales were offset by improved net sales in the federal, state and local government, and utility sectors.

Direct salaries and other operating costs decreased 19.2% to $26,935,300 in 1998 from $33,344,200 in 1997, or 76.2% and 89.0% of net revenue, respectively. The decreases were attributable to increased staff utilization and lower overall non-labor operating costs. The Company maintained a utilization rate (time charged to clients) of more than 95% for its technical staff and an overall Company rate of 74%. Significant savings were also achieved by lowering equipment and property lease costs by $1,900,000 in fiscal 1998 compared to fiscal 1997. These savings were achieved by subletting unused facilities, renegotiating existing leases, and changing to a different supplier for computer-related items.

Sales, general and administrative costs increased 10.9% to $8,832,700 in 1998 from $7,961,100 in 1997, or 25.0% and 21.3% of net revenue, respectively. The increase in cost was primarily related to additional investment in sales and marketing expenses in fiscal 1998 compared to the prior year.

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

As a result of the above factors, the loss from continuing operations in fiscal 1998 was $187,000, compared to a loss from continuing operations of $6,862,600 in the prior year. Interest expense, net, decreased to $121,700 from the prior year's total of $287,100. This 57.6% decrease was attributed to lower interest paid in connection with the Company's line of credit, reduction of certain long-term debt principal balances, and the absence of an interest payment in connection with a Maryland tax settlement in fiscal 1997.

For the twelve months ended August 31, 1998, the Company had a net loss from its discontinued Analytical Services segment of $62,300 compared to a net loss of $792,300 in fiscal 1997.

The net loss for the twelve months ended August 31, 1998, was $240,100, or 0.7% of net revenue, compared to a net loss of $5,407,600, or 14.4% of net revenue for the prior year.

Inflation

Because of its ability to generally pass through increased costs to its clients, as well as the generally low levels of inflation, the Company believes that inflation has not had a material impact on its operations.

Liquidity and Capital Resources

Cash and cash equivalents (cash) increased by $112,800 in 1999, compared to a decrease of $481,600 in 1998 and an increase of $1,023,200 in 1997. The increase in 1999 principally resulted from the sale of the EA Laboratories division for cash during the quarter ended May 31, 1999 and borrowings against the Company's line of credit used for operating activities. During fiscal year 1999, the Company used $3.5 million of cash for operating activities, principally as a result of the 1999 net loss as well as increases in deferred taxes, accounts receivable, and cost and estimated earnings in excess of billings on uncompleted contracts, partially offset by the receipt of income tax refunds. Increased borrowings to fund operating activities became necessary during the year as revenue began to decline due to multi-year federal contracts reaching completion without being replaced by new contracts. As a result, the Company's revenue was no longer capable of maintaining the current overhead structure of the Company. To address this problem, the Company made several strategic initiatives to reduce annual operating expenses by approximately $3.5 million. The restructuring included a staff reduction of approximately 30 employees including several officers of the Company. Proceeds from the sale of EA Laboratories, as well as restructuring efforts, helped decrease the line of credit balance by $885,900 from $4,212,100 as of February 28, 1999 to $3,326,200 as of August 31,
1999. The Company anticipates a further reduction in its line of credit balance during the next several quarters, as revenues exceed operating expenses and restructuring commitments end.

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improvements) of $487,300, $546,500 and $747,700 in 1999, 1998 and 1997, respectively, have been funded primarily from cash flows.

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

At August 31, 1999, the Company had outstanding long-term debt, including the current portion, of $3,413,700, which represented an increase of $1,733,900 from the August 31, 1998 balance of $1,679,800. The increase is the result of a $2,064,800 increase in its revolving line of credit as described in the previous paragraph, partially offset by net repayment of $330,900 for equipment and computer loans. The Company had no short-term borrowings under its line of credit at August 31, 1999 and 1998.

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

                           --------------------------

Year 2000 Readiness Disclosure

EA Engineering, Science, and Technology, Inc. ("EA" of the "Company") recognizes the seriousness of the challenge businesses worldwide face as a result of the Year 2000 problem. EA has had a formal, thorough and aggressive Year 2000 project since early 1998. As a result of these efforts, we believe that all of our mission critical systems are Year 2000 compliant. We believe the measures taken will minimize any impact on EA's ability to deliver services to our clients or our financial performance. Based on the successful completion of our Year 2000 compliance program, the Company does not foresee significant risks associated with Year 2000 at this time.

A.       Assessment and Remediation

During fiscal 1998, EA developed and implemented a three-phase program for Year 2000 compliance. Phase I identified those systems, hardware and software, that posed a potential compliance risk for EA. EA completed all Phase I

Assessment in mid-1998. Phase II assessed the business and financial impact of these at-risk systems, established priorities to address these risk areas, and proscribed remediation schedules and details. Phase II was completed during the fall of 1998. Phase III carried out the prescribed remediation schedules and performs final testing of the major systems to ensure compliance. Phase III began in September of 1998 and concluded in November 1999. We believe that all major systems, wide and local area networks, and desktop PCs are compliant at this time.

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

C.       Risks and Contingency Plans

We have developed thorough contingency plans to address events that may arise within or outside of the company. The remainder of 1999 will be focused on ensuring the readiness of these contingency plans and addressing any remaining, presently unknown issues that may arise.

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

EA has contacted each of its major vendors and clients to secure statements of Year 2000 compliance. The vendors and clients who have responded to date have assured EA of the adequacy and timeliness of their Year 2000 preparations. Additionally EA has incorporated Year 2000 compliance clauses into its subcontractor agreements since early 1999.

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

E.       Reasonably Likely "Worst-Case" Scenarios

Due to the magnitude and complexity of the Year 2000 problem, even the most conscientious and diligent efforts cannot guarantee that every problem has been found and remediated prior to January 1, 2000. EA believes that it has addressed every Year 2000 problem known at this time. We are confident no significant Year 2000 issues remain and that we can address any as yet undiscovered Year 2000 problems quickly.

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

Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to the accounting irregularities discussed in the explanatory Note 3 and their further impact, if any, on the Company's operations and/or the Company's future profitability. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed throughout this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

                               -------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                            Page

                                                                       ----

Report of Independent Public Accountants .......................         18

Consolidated Financial Statements:

      Consolidated Balance Sheets as of August 31, 1999 and 1998         19

      Consolidated Statements of Operations for the years ended
         August 31, 1999, 1998, and 1997 .......................         21

      Consolidated Statements of Changes in Stockholders' Equity

         for the years ended August 31, 1999, 1998, and 1997 ...         22

      Consolidated Statements of Cash Flows for the years ended
         August 31, 1999, 1998, and 1997 .......................         23

      Notes to Consolidated Financial Statements for the years
         ended August 31, 1999, 1998, and 1997 .................         24


                       Report of Independent Accountants

To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and its subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3, the accompanying consolidated balance sheets as of August 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended have been restated.

                                              /s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
June 12, 2000


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         August 31,           August 31,
                                                           1999                 1998
                                                      (As Restated)         (As Restated)
                                                       -----------           ------------
CURRENT ASSETS:

   Cash and cash equivalents .....................      $  1,963,000       $  1,850,200
   Accounts receivable, net ......................         8,679,600          7,479,100
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ...........         5,176,000          4,279,100
   Refundable income taxes .......................              --              407,600
   Prepaid expenses and other ....................           636,700            694,800
   Deferred income taxes .........................           597,800            373,300
   Net assets of discontinued operations .........              --            1,468,200
                                                        ------------       ------------
     Total Current Assets ........................        17,053,100         16,552,300
                                                        ------------       ------------
PROPERTY AND EQUIPMENT, at cost:

   Furniture, fixtures and equipment .............         8,920,600          8,797,400
   Leasehold improvements ........................         1,031,700            984,600
                                                        ------------       ------------
   Total property and equipment, at cost .........         9,952,300          9,782,000

   Less--Accumulated depreciation and amortization        (9,102,900)        (8,719,100)
   Net property and equipment of discontinued
       operations ................................              --              718,200
                                                        ------------       ------------
     Net Property and Equipment ..................           849,400          1,781,100
                                                        ------------       ------------
OTHER ASSETS:

   Deferred income taxes .........................         3,451,000          2,659,500
   Other Assets ..................................         1,310,500          1,147,300
                                                        ------------       ------------
     Total Other Assets: .........................         4,761,500
                                                                              3,806,800

                                                        ------------       ------------
    Total Assets .................................      $ 22,664,000       $ 22,140,200
                                                        ============       ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         August 31,         August 31,
                                                           1999               1998
                                                      (As Restated)       (As Restated)
                                                       -----------        ------------
CURRENT LIABILITIES:

   Accounts payable ............................      $  3,555,300       $  4,494,300
   Accrued expenses ............................         1,443,200            553,100
   Accrued salaries, wages and benefits ........         2,228,400          2,120,800
   Current portion of long-term debt ...........            87,500            330,900
   Billings in excess of costs and estimated
     earnings on uncompleted contracts .........           407,800            246,700
                                                      ------------       ------------
     Total Current Liabilities .................         7,722,200          7,745,800

LONG-TERM DEBT, net of current portion .........         3,326,200          1,348,900
                                                      ------------       ------------

     Total Liabilities .........................        11,048,400          9,094,700
                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; voting;
     10,000,000 shares authorized; 6,335,000
     and 6,285,000 shares issued and outstanding            63,400             62,900
   Preferred stock, $.01 par value; 8,000,000
     shares authorized; none issued ............              --                 --
   Capital in excess of par value ..............        11,108,300         11,049,300
   Notes receivable from stockholders ..........           (78,000)          (119,000)
   Retained earnings ...........................           521,900          2,052,300
                                                      ------------       ------------

     Total Stockholders' Equity ................        11,615,600         13,045,500
                                                      ------------       ------------

     Total Liabilities and Stockholders' Equity       $ 22,664,000       $ 22,140,200
                                                      ============       ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended August 31,
                                                        --------------------------------------------------
                                                            1999              1998               1997
                                                        (As Restated)     (As Restated)
                                                        -------------      ------------       ------------
Total revenue ....................................      $ 48,727,600       $ 52,237,400       $ 68,189,000
Less - Subcontractor costs .......................        (8,904,300)       (11,003,000)       (20,488,600)
Less - Other direct project costs ................        (5,676,400)        (5,914,500)       (10,257,600)
                                                        ------------       ------------       ------------
      Net revenue ................................        34,146,900         35,319,900         37,442,800
                                                        ------------       ------------       ------------
Operating costs and expenses:
    Direct salaries and other operating ..........        26,199,400         26,935,300         33,344,200
    Sales, general and administrative ............         8,042,500          8,832,700          7,961,100
    Gain on "key employee" life insurance ........              --             (261,100)              --
    Restructuring charges ........................         2,132,600               --            3,000,100
                                                        ------------       ------------       ------------
      Total operating expenses ...................        36,374,500         35,506,900         44,305,400
                                                        ------------       ------------       ------------
Loss from continuing operations ..................        (2,227,600)          (187,000)        (6,862,600)
                                                        ------------       ------------       ------------
Interest expense .................................          (268,600)          (220,500)          (378,700)
Interest income ..................................            88,100             98,800             91,600
                                                        ------------       ------------       ------------
Loss from continuing operations
  before income taxes ............................        (2,408,100)          (308,700)        (7,149,700)
Benefit from income taxes ........................          (961,400)          (130,900)        (2,534,400)
                                                        ------------       ------------       ------------
Net loss from continuing operations ..............        (1,446,700)          (177,800)        (4,615,300)
                                                        ------------       ------------       ------------
Discontinued operations
    Loss from operations of discontinued
       segment (net of tax) ......................          (119,000)           (62,300)          (792,300)
    Gain on disposal of discontinued segment,
       including operating losses during phase-out
       period (net of tax) .......................            35,300               --                 --
                                                        ------------       ------------       ------------
Net loss from discontinued operations ............           (83,700)           (62,300)          (792,300)
                                                        ------------       ------------       ------------
Net loss .........................................      $ (1,530,400)      $   (240,100)      $ (5,407,600)
                                                        ============       ============       ============
Loss per share - basic
    Continuing operations ........................      $      (0.23)      $      (0.03)      $      (0.74)
    Discontinued operations ......................      $      (0.01)             (0.01)      $      (0.13)
    Gain on disposal of segment ..................              --                 --                 --
                                                        ------------       ------------       ------------
    Net loss .....................................      $      (0.24)      $      (0.04)      $      (0.87)
                                                        ============       ============       ============
Loss per share - diluted
    Continuing operations ........................      $      (0.23)      $      (0.03)      $      (0.74)
    Discontinued operations ......................      $      (0.01)             (0.01)      $      (0.13)
    Gain on disposal of segment ..................              --                 --                 --
                                                        ------------       ------------       ------------
    Net loss .....................................      $      (0.24)      $      (0.04)      $      (0.87)
                                                        ============       ============       ============
Weighted average shares outstanding ..............         6,312,300          6,255,500          6,205,700
Effect of dilutive stock options .................              --                 --                 --
                                                        ------------       ------------       ------------
Diluted weighted average shares outstanding ......         6,312,300          6,255,500          6,205,700
                                                        ============       ============       ============

        The accompanying notes are an integral part of these statements.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 FOR THE YEARS ENDED AUGUST 31, 1999 (as restated), 1998 (as restated), and 1997



                                     Common         Common      Capital in        Notes            Retained
                                  Stock Shares      Stock        Excess of   Receivable from       Earnings         Total
                                                                 Par Value     Stockholders

--------------------------------- -------------- ------------- -------------- ----------------- -------------- ---------------
Balance, August 31, 1996 ........      6,175,000      $61,800      $10,796,300           --         $ 7,700,000       $ 18,558,100

Issuance of stock ...............         52,300          500          106,000           --                --              106,500

Purchase of note receivable
from stockholders ...............           --           --               --         (301,000)             --             (301,000)

Writedown of notes receivable
from stockholders ...............           --           --               --          141,000              --              141,000

Net loss ........................           --           --               --             --          (5,407,600)        (5,407,600)
                                       ---------      -------      -----------      ---------       -----------       ------------

Balance, August 31, 1997 ........      6,227,300       62,300       10,902,300       (160,000)        2,292,400         13,097,000

Issuance of stock ...............         57,700          600          147,000           --                --              147,600

Writedown of notes receivable
from stockholders ...............           --           --               --           41,000              --               41,000

Net loss ........................           --           --               --             --            (240,100)          (240,100)
                                       ---------      -------      -----------      ---------       -----------       ------------

Balance, August 31, 1998 ........      6,285,000       62,900       11,049,300       (119,000)        2,052,300         13,045,500

Issuance of stock ...............         50,000          500           59,000           --                --               59,500

Writedown of notes receivable
from stockholders ...............           --           --               --           41,000              --               41,000

Net loss ........................           --           --               --             --          (1,530,400)        (1,530,400)
                                       ---------      -------      -----------      ---------       -----------       ------------

Balance, August 31, 1999 ........      6,335,000      $63,400      $11,108,300      $ (78,000)      $   521,900       $ 11,615,600
                                       =========      =======      ===========      =========       ===========       ============

        The accompanying notes are an integral part of these statements.


                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended August 31,
                                                                   -------------------------------------------------
                                                                        1999           1998                1997
                                                                   (As Restated)    (As Restated)
                                                                   -------------     ------------       ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net loss ...................................................      $(1,530,400)      $  (240,100)      $(5,407,600)
   Noncash expenses included in net loss-
     Depreciation .............................................          418,800         1,162,200         1,427,100
     Loss from operations of discontinued segment .............          119,000              --                --
     Writedown of notes receivable from stockholders ..........           41,000            41,000           141,000
     Provision for losses on accounts receivable ..............          243,500           130,500           339,100
     Loss (gain) on disposal of fixed assets ..................           48,000           (56,500)            3,000
     Gain on disposal of discontinued segment .................          (35,300)             --                --
     Provision for restructuring ..............................        2,132,600              --           3,000,100
     Deferred income taxes ....................................         (960,200)         (128,900)       (1,309,800)
   Changes in operating assets and liabilities -
     (Increase) decrease in accounts receivable ...............       (1,444,000)          924,900         2,854,800
     (Increase) decrease in costs and estimated
        earnings in excess of billings on uncompleted contracts         (896,900)          635,400         6,828,400
     (Increase) decrease  in prepaid expenses and other assets          (105,100)         (194,200)          455,700
     Decrease in accounts payable and accrued expenses ........       (2,073,900)       (2,433,500)       (3,512,000)
     Refundable income taxes ..................................          407,600         1,476,300        (1,883,900)
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts ..................................          161,100          (265,500)         (685,500)
                                                                     -----------       -----------       -----------
       Net cash flows (used for) from operating
          activities ..........................................       (3,474,200)        1,051,600         2,250,400
                                                                     -----------       -----------       -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Purchase of equipment ......................................         (487,300)         (546,500)         (747,700)
   Proceeds from sales of discontinued operations .............        1,908,500              --                --
   Proceeds from sale of fixed assets .........................             --              58,000            44,100
                                                                                       -----------       -----------
                                                                                                         -----------
     Net cash flows used for investing activities .............        1,421,200          (488,500)         (703,600)
                                                                     -----------       -----------       -----------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit ...............        2,064,800          (566,300)          481,200
   Proceeds from issuance of common stock .....................           59,500           147,600           106,500
   Reduction of long-term debt and short-term
     borrowings ...............................................         (330,900)         (626,000)         (810,300)
   Issuance of notes receivable to stockholders ...............             --                --            (301,000)
                                                                     -----------       -----------       -----------
       Net cash flows from (used for) financing
         activities ...........................................        1,793,400        (1,044,700)         (523,600)
                                                                     -----------       -----------       -----------
CASH PROVIDED BY DISCONTINUED OPERATIONS: .....................          372,400              --                --
                                                                     -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .................................................          112,800          (481,600)        1,023,200

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................        1,850,200         2,331,800         1,308,600
                                                                     -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $ 1,963,000       $ 1,850,200       $ 2,331,800
                                                                     ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED AUGUST 31, 1999 (as restated), 1998 (as restated), AND 1997


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

On February 4, 2000, as a result of the discovery of accounting irregularities, the Audit Committee of the Company's Board of Directors initiated the Company Investigation into such matters which recently has been completed. In June 2000, the Company restated its previously reported financial results for fiscal years 1999 and 1998 and the quarterly periods in fiscal year 1998 through February, 2000. The accompanying consolidated financial statements and notes thereto incorporate all relevant information obtained from the investigation. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented. See Note 3 for a reconciliation of the Company's financial position and results of operations from financial statements previously filed prior to restatement, to the restated financial statements, as presented in this Form 10-K/A.

Segment Information--

Historically, the Company was organized around two operating segments. However, in the quarter ended May 31, 1999, the Company divested its Analytical Services segment. The remaining segment is Management Consulting Services, provided through a network of offices throughout the United States, Mexico and Guam.

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

Cash and Cash Equivalents--

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates fair value.

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

Fair Value Information--

The carrying amounts of financial instruments, principally cash and cash equivalents, accounts receivable and accounts payable, reported in the balance sheets approximate their fair value, due to the relatively short maturity of these instruments. The carrying amount of variable-rate long-term debt approximates fair value.

Reclassifications--

Certain prior year balances, primarily related to discontinued operations, have been reclassified to conform to current year presentation.

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

Supplemental Disclosures and Other Cash Flow Information--

Cash paid during the years ended August 31, 1999, 1998, and 1997 for interest, was $268,600, $233,700, and $467,200, respectively. Retirements of property and equipment for the same periods were $576,300 (which includes the net book value of the Lab's PP&E sold), $28,000, and $897,200, respectively. Prior to fiscal year 1999, the Company did not identify assets by segments; therefore, the consolidated statement of cash flows prior to 1999 does not include asset information by segment.

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

Accounting Pronouncements--

In June 1998, the FASB issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not hold derivatives and, as such, SFAS 133 will not have an impact.

Note 2.  DISPOSAL OF ANALYTICAL SERVICES SEGMENT

On April 30, 1999, the Company completed the cash sale of the EA Laboratories division to Severn Trent Laboratories, Inc. The assets of the analytical sampling segment sold consisted primarily of an inventory of supplies, the balance of costs and estimated earnings in excess of billings on uncompleted contracts as of the transaction date, and property and equipment. The cash transaction resulted in a net pretax gain of $58,800.

The income statements for the fiscal years 1999, 1998 and 1997 have been revised to present the operating results of the discontinued segment separately.

Gross revenue of the Analytical Services segment for the twelve months ended August 31, 1999, 1998 and 1997 were $4,298,900, $6,373,300 and $5,701,500, respectively. These amounts are not included in the total revenue from continuing operations in the accompanying income statement, but are reflected within discontinued operations.

Current assets and liabilities of the Analytical Services segment disposed of consisted of the following as of August 31, 1998:


Cash and net accounts receivable ........      $   964,300
Costs and estimated earnings in excess of
   billings on uncompleted contracts ....          739,300
Prepaid and other assets ................           22,500
Current portion of long-term debt .......         (107,900)
Accrued expenses ........................         (150,000)
                                               -----------

    Net current assets ..................      $ 1,468,200
                                               ===========

Property and equipment of the Analytical Services segment disposed of consisted of the following at August 31, 1998:


Furniture, fixtures, and equipment ......      $ 4,309,500
Leasehold improvements ..................        2,691,000
Accumulated depreciation and amortization       (6,282,300)
                                               -----------

    Net property and equipment ..........      $   718,200
                                               ===========

Assets are shown at their expected net realizable value and current portion of long-term debt at their face amount.

Note 3.  RESTATEMENT

As announced on February 4, 2000, the Company discovered accounting irregularities related to unbilled revenue. The Audit Committee of the Company's Board of Directors initiated the Company Investigation into such matters. As a result of the findings of the Audit Committee and Company Investigation, the Company has restated previously reported annual results for the fiscal years ended August 31, 1999 and 1998 as set forth herein.

The Company made adjustments to correct the misapplication of generally accepted accounting principles resulting in improper revenue recognition. This error was a direct result of the recording of fictitious revenue.

The following statements of operations and balance sheets reconcile previously reported and restated financial information.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    ------------------ ------------------ ------------------
                                                                          Accounting
                                                                          Adjustments        August 31,
                                                       August 31,             For               1999
                                                          1999          Irregularities       As Restated
                                                    ------------------ ------------------ ------------------
Current Assets:

   Cash and cash equivalents ....................      $  1,963,000              --         $  1,963,000

   Accounts receivable, net .....................         8,679,600              --            8,679,600

   Costs and estimated earnings in excess
       of billings on uncompleted contracts .....         6,645,000       $(1,469,000)         5,176,000
   Prepaid expenses and other ...................           636,700              --              636,700
   Deferred income taxes ........................           597,800              --              597,800
                                                       ------------       -----------       ------------
      Total Current Assets ......................        18,522,100        (1,469,000)        17,053,100
                                                       ------------       -----------       ------------
Property and Equipment, at cost:

   Furniture, fixtures, and equipment ...........         8,920,600              --            8,920,600

   Leasehold improvements .......................         1,031,700              --            1,031,700
                                                       ------------       -----------       ------------
      Total property and equipment, at cost .....         9,952,300              --            9,952,300

   Less-Accumulated depreciation and amortization        (9,102,900)             --           (9,102,900)
                                                       ------------       -----------       ------------
      Net Property and Equipment ................           849,400              --              849,400
                                                       ------------       -----------       ------------
Other Assets:

  Deferred income taxes .........................         2,883,700           567,300          3,451,000

  Other assets ..................................         1,310,500              --            1,310,500
                                                       ------------       -----------       ------------
      Total Other Assets: .......................         4,194,200           567,300          4,761,500
                                                       ------------       -----------       ------------
       Total Assets .............................      $ 23,565,700       $  (901,700)      $ 22,664,000
                                                       ============       ===========       ============


       The accompanying notes are an integral part of this balance sheet.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     --------------------------------------------------------
                                                                            Accounting         August 31,
                                                              August 31,    Adjustment            1999
                                                                1999     For Irregularities    As Restated

 --------------------------------------------------------------------------------------------------------------------------------
 Current Liabilities:

   Accounts payable .................................      $  3,555,300            --         $  3,555,300
   Accrued expenses .................................         1,443,200            --            1,443,200
   Accrued salaries, wages and benefits .............         2,228,400            --            2,228,400
   Current portion of long-term debt ................            87,500            --               87,500
   Billings in excess of costs and estimated earnings
      on uncompleted contracts ......................           407,800            --              407,800
                                                           ------------       ---------       ------------
      Total Current Liabilities .....................         7,722,200            --            7,722,200
                                                           ------------       ---------       ------------
Long-Term Debt, net of current portion ..............         3,326,200            --            3,326,200
                                                           ------------       ---------       ------------
      Total Liabilities .............................        11,048,400            --           11,048,400
                                                           ------------       ---------       ------------
Commitments and Contingencies

Stockholders' Equity:

   Common stock, $.01 par value; voting;
      10,000,000 shares authorized; 6,335,000
     issued and outstanding .........................            63,400            --               63,400
   Preferred stock, $.01 par value;
      8,000,000 shares authorized; none issued ......              --              --                 --
   Capital in excess of par value ...................        11,108,300            --           11,108,300
   Notes receivable from stockholders ...............           (78,000)           --              (78,000)
   Retained earnings ................................         1,423,600       $(901,700)           521,900
                                                           ------------       ---------       ------------
     Total Stockholders' Equity .....................        12,517,300        (901,700)        11,615,600
                                                           ------------       ---------       ------------
    Total Liabilities and Stockholders' Equity ......      $ 23,565,700       $(901,700)      $ 22,664,000
                                                           ============       =========       ============


       The accompanying notes are an integral part of this balance sheet.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  ------------------ ------------------ ------------------
                                                                                        Accounting         August 31,
                                                                     August 31,         Adjustments           1999
                                                                        1999                For            As Restated
                                                                                      Irregularities
 ---------------------------------------------------------------- ------------------ ------------------ ------------------
Total revenue ..................................................       $ 48,820,100        $(92,500)       $ 48,727,600
Less - Subcontractor costs .....................................         (8,904,300)           --            (8,904,300)
Less - Other direct project costs ..............................         (5,676,400)           --            (5,676,400)
                                                                       ------------        --------        ------------
      Net revenue ..............................................         34,239,400         (92,500)         34,146,900
                                                                       ------------        --------        ------------
Operating costs and expenses:
   Direct salaries and other operating .........................         26,199,400            --            26,199,400
   Sales, general and administrative ...........................          8,042,500            --             8,042,500
   Gain on "key employee" life insurance .......................               --              --                  --
   Restructuring charges .......................................          2,132,600            --             2,132,600
                                                                       ------------        --------        ------------
      Total operating expenses .................................         36,374,500            --            36,374,500
                                                                       ------------        --------        ------------
Loss from operations ...........................................         (2,135,100)        (92,500)         (2,227,600)
Interest expense ...............................................           (268,600)           --              (268,600)
Interest income ................................................             88,100            --                88,100
                                                                       ------------        --------        ------------
Loss from continuing operations before income taxes ............         (2,315,600)        (92,500)         (2,408,100)
Benefit for income taxes .......................................           (925,700)        (35,700)           (961,400)
                                                                       ------------        --------        ------------
Net loss from continuing operations ............................       $ (1,389,900)       $(56,800)       $ (1,446,700)
                                                                       ============        ========        ============
Discontinued Operations

   Loss from operations of discontinued segment (net of tax
     benefit of $79,000) .......................................           (119,000)           --              (119,000)
   Gain on disposal of discontinued segment, including
    operating losses during phase-out period (net of tax of
    $23,200)....................................................             35,300            --               (35,300)
                                                                       ------------        --------        ------------
Net loss from discontinued operations ..........................            (83,700)           --               (83,700)
                                                                       ------------        --------        ------------
Net loss .......................................................       $ (1,473,600)       $(56,800)       $ (1,530,400)
                                                                       ============        ========        ============
Loss per share - basic
   Continuing operations .......................................              (0.22)          (0.01)              (0.23)
   Discontinued operations .....................................              (0.01)           --                 (0.01)
                                                                       ------------        --------        ------------
Net loss .......................................................       $      (0.23)       $  (0.01)       $      (0.24)
                                                                       ============        ========        ============
Loss per share - diluted
   Continuing operations .......................................              (0.22)          (0.01)              (0.23)
   Discontinued operations .....................................              (0.01)           --                 (0.01)
                                                                       ------------        --------        ------------
Net loss .......................................................       $      (0.23)       $  (0.01)       $      (0.24)
                                                                       ============        ========        ============
Weighted average shares outstanding ............................          6,312,300            --             6,312,300
Effect of dilutive stock options ...............................               --              --                  --
Diluted weighted average shares outstanding ....................          6,312,300            --             6,312,300
                                                                       ============        ========        ============

         The accompanying notes are an integral part of this statement.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       ------------------   -----------------  ------------------
                                                                                               Accounting
                                                                                               Adjustment          August 31,
                                                                          August 31,              For                1998
                                                                             1998            Irregularities        As Restated
 --------------------------------------------------------------------- ------------------   ------------------  ------------------
Current Assets:

   Cash and cash equivalents ........................................       $  1,850,200               --          $  1,850,200
   Accounts receivable, net .........................................          7,479,100               --             7,479,100
   Costs and estimated earnings in excess
       of billings on uncompleted contracts .........................          5,655,600        $(1,376,500)          4,279,100
   Refundable income taxes ..........................................            407,600               --               407,600
   Prepaid expenses and other .......................................            694,800               --               694,800
   Deferred income taxes ............................................            373,300               --               373,300
   Net assets from discontinued operations ..........................          1,468,200               --             1,468,200
                                                                            ------------        -----------        ------------
      Total Current Assets ..........................................         17,928,800         (1,376,500)         16,552,300
                                                                            ------------        -----------        ------------
Property and Equipment, at cost:

   Furniture, fixtures, and equipment ...............................          8,797,400               --             8,797,400
   Leasehold improvements ...........................................            984,600               --               984,600
                                                                            ------------        -----------        ------------
      Total property and equipment, at cost .........................          9,782,000               --             9,782,000

   Less-Accumulated depreciation and amortization ...................         (8,719,100)              --            (8,719,100)

   Net property and equipment from discontinued operations ..........            718,200               --               718,200
                                                                            ------------        -----------        ------------
      Net Property and Equipment ....................................          1,781,100               --             1,781,100
                                                                            ------------        -----------        ------------
Other Assets:

   Deferred income taxes ............................................          2,127,900            531,600           2,659,500
   Other assets .....................................................          1,147,300               --             1,147,300
                                                                            ------------        -----------        ------------
      Total Other Assets: ...........................................          3,275,200            531,600           3,806,800
                                                                            ------------        -----------        ------------
      Total Assets ..................................................       $ 22,985,100        $  (844,900)       $ 22,140,200
                                                                            ============        ===========        ============

       The accompanying notes are an integral part of this balance sheet.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           --------------------------------------------------------
                                                                               Accounting          August 31,
                                                             August 31,        Adjustment             1998
                                                                1998       For Irregularities     As Restated
 --------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:

   Accounts payable .................................       $  4,494,300             --          $  4,494,300
   Accrued expenses .................................            553,100             --               553,100
   Accrued salaries, wages and benefits .............          2,120,800             --             2,120,800
   Current portion of long-term debt ................            330,900             --               330,900
   Billings in excess of costs and estimated earnings
      on uncompleted contracts ......................            246,700             --               246,700
                                                             -----------        ----------        -----------
      Total Current Liabilities .....................          7,745,800             --             7,745,800

Long-Term Debt, net of current portion ..............          1,348,900             --             1,348,900
                                                             -----------        ----------        -----------
      Total Liabilities .............................          9,094,700             --             9,094,700
                                                             -----------        ----------        -----------
Commitments and Contingencies

Stockholders' Equity:

   Common stock, $.01 par value; voting;
      10,000,000 shares authorized; 6,285,000 shares
      issued and outstanding ........................             62,900             --                62,900
   Preferred stock, $.01 par value;
      8,000,000 shares authorized; none issued ......               --               --                  --
   Capital in excess of par value ...................         11,049,300             --            11,049,300
   Notes receivable from stockholders ...............           (119,000)            --              (119,000)
   Retained earnings ................................          2,897,200        $(844,900)          2,052,300
                                                             -----------        ----------        -----------
      Total Stockholders' Equity ....................         13,890,400         (844,900)         13,045,500
                                                             -----------        ----------        -----------
      Total Liabilities and Stockholders' Equity ....       $ 22,985,100        $(844,900)       $ 22,140,200
                                                             ===========        ==========        ===========

       The accompanying notes are an integral part of this balance sheet.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    ----------------- ------------------ -----------------
                                                                                         Accounting
                                                                                         Adjustments        August 31,
                                                                       August 31,            For               1998
                                                                          1998         Irregularities      As Restated
                                                                    ---------------- ------------------ -----------------
 Total revenue ..................................................      $ 53,613,900       $(1,376,500)      $ 52,237,400
 Less - Subcontractor costs .....................................       (11,003,000)             --          (11,003,000)
 Less - Other direct project costs ..............................        (5,914,500)             --           (5,914,500)
                                                                       ------------       -----------       ------------
      Net revenue ...............................................        36,696,400        (1,376,500)        35,319,900
                                                                       ------------       -----------       ------------
 Operating costs and expenses:
    Direct salaries and other operating .........................        26,935,300              --           26,935,300
    Sales, general and administrative ...........................         8,832,700              --            8,832,700
    Gain on "key employee" life insurance .......................          (261,100)             --             (261,100)
                                                                       ------------       -----------       ------------
      Total operating expenses ..................................        35,506,900              --           35,506,900
                                                                       ------------       -----------       ------------
 Income (loss) from operations ..................................         1,189,500        (1,376,500)          (187,000)
                                                                       ------------       -----------       ------------
 Interest expense ...............................................          (220,500)             --             (220,500)
 Interest income ................................................            98,800              --               98,800
                                                                       ------------       -----------       ------------
 Income (loss) before income taxes ..............................         1,067,800        (1,376,500)          (308,700)
                                                                       ------------       -----------       ------------
 Benefit for income taxes .......................................           400,700          (531,600)          (130,900)
                                                                       ------------       -----------       ------------
 Net income (loss) from continuing operations ...................           667,100          (844,900)          (177,800)
                                                                       ------------       -----------       ------------
 Discontinued Operations

    Loss from operations of discontinued segment (net of tax) ...           (62,300)             --              (62,300)
    Gain on disposal of discontinued segment, including
     operating losses during phase-out period (net of tax) ......              --                --                 --
                                                                       ------------       -----------       ------------
 Net loss from discontinued operations ..........................           (62,300)             --              (62,300)
                                                                       ------------       -----------       ------------
 Net (loss) income ..............................................      $    604,800       $  (844,900)      $   (240,100)
                                                                       ============       ===========       ============
 Earnings per share - basic
    Continuing operations .......................................              0.11             (0.14)             (0.03)
    Discontinued operations .....................................             (0.01)             --                (0.01)
    Gain on disposal of segment .................................              --                --
                                                                       ------------       -----------       ------------
 Net (loss) income ..............................................      $       0.10       $     (0.14)      $      (0.04)
                                                                       ============       ===========       ============
 Earnings per share - diluted
    Continuing operations .......................................              0.11             (0.14)             (0.03)
    Discontinued operations .....................................             (0.01)             --                (0.01)
    Gain on disposal of segment .................................              --                --
                                                                       ------------       -----------       ------------
 Net (loss) income ..............................................      $       0.10       $     (0.14)      $      (0.04)
                                                                       ============       ===========       ============
 Weighted average shares outstanding ............................         6,255,500              --            6,255,500
 Effect of dilutive stock options ...............................            91,100           (91,100)              --
 Diluted weighted average shares outstanding ....................         6,346,600           (91,100)         6,255,500
                                                                       ============       ===========       ============

         The accompanying notes are an integral part of this statement.

Note 4.  INCOME TAXES:

The benefit for income taxes includes current and deferred tax amounts summarized as follows:


                                                                        Year Ended August 31,
                                                        -------------------------------------------------------
                                                               1999               1998              1997
                                                           (As Restated)      (As Restated)
                                                        -------------------- ---------------- -----------------
Current tax expense (benefit):
   Federal ............................................      $    (1,200)      $   (43,500)      $(1,659,500)
   State ..............................................             --                --                 --
                                                             -----------       -----------       -----------
                                                                  (1,200)          (43,500)       (1,659,500)
                                                             -----------       -----------       -----------
Deferred tax expense (benefit):
   Federal ............................................         (863,600)         (109,500)       (1,309,800)
   State ..............................................         (152,400)          (19,400)             --
                                                             -----------       -----------       -----------
                                                              (1,016,000)         (128,900)       (1,309,800)
                                                             -----------       -----------       -----------
Benefit for income taxes ..............................      $(1,017,200)      $  (172,400)      $(2,969,300)
                                                             ===========       ===========       ===========

Total deferred tax assets and liabilities as of August 31, 1999 and 1998 and the sources of the differences between the tax and financial reporting bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:


                                                                          Year Ended August 31,
-------------------------------------------------------------- ----------------------------------------
                                                                       1999                1998
                                                                  (As Restated)        (As Restated)
Deferred tax assets:
    Property and equipment ...................................      $  354,000      $1,031,300
    Accrued expenses and reserves ............................         764,900         493,900
    Net operating loss and other carryforwards ...............       3,299,800       1,786,500
                                                                    ----------      ----------
                                                                     4,418,700       3,311,700
                                                                    ----------      ----------
Deferred tax liabilities:
    Prepaid expenses .........................................          34,600           9,300
    Miscellaneous ............................................         335,300         269,600
                                                                    ----------      ----------
                                                                       369,900         278,900
                                                                    ----------      ----------
   Net deferred tax assets ...................................      $4,048,800      $3,032,800
                                                                    ==========      ==========

The Company has net operating loss carryforwards at August 31, 1999 in the amount of approximately $9,700,000 for federal purposes which expire beginning 2017. The ability of the Company to benefit from these carryforwards in the future is dependent on the Company's ability to generate sufficient taxable income prior to their expiration dates. Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however could be reduced in the near term based on changing conditions.

Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:


                                                                    Year Ended August 31,
                                                           ----------------------------------------
                                                                 1999        1998           1997
                                                            (As Restated) (As Restated)
                                                           -------------- ------------- -----------
Statutory federal income tax rate ........................       (34.0)%     (34.0)%     (34.0)%
State income tax, net of federal income tax effect .......        (5.3)       (5.3)       (5.3)
Other ....................................................        (0.6)       (3.1)        3.9
                                                                ------      ------      ------
Effective income tax rate ................................       (39.9)%     (42.4)%     (35.4)%
                                                                ======      ======      ======


Note 5.  ACCOUNTS RECEIVABLE:

Accounts receivable, excluding receivables from the disposed Analytical Segment, consist of the following:


                                                           Year Ended August 31,
                                                    ----------------------------------
                                                          1999             1998
                                                    ----------------- ----------------
Contract accounts receivable ....................      $ 7,632,100        $ 6,390,900
Retainage by clients ............................        1,082,400          1,315,600
                                                       -----------        -----------
Total accounts receivable .......................        8,714,500          7,706,500
Less-Allowance for doubtful accounts ............          (34,900)          (227,400)
                                                       -----------        -----------
Accounts receivable, net ........................      $ 8,679,600        $ 7,479,100
                                                       ===========        ===========

Retention balances are billable at contract completion or upon attainment of other specified milestones. Consistent with industry practice, these receivables are classified as current assets. Management anticipates that substantially all retainages will be billed within one year.

Note 6.  BANK FINANCING ARRANGEMENTS:

The Company  maintains a credit  arrangement with a regional bank consisting of:
(i) an $8,500,000 revolving line of credit secured by receivables; (ii) a $500,000 Term Loan; and (iii) an equipment line of credit of $1,500,000. Of the $8,500,000 revolving line of credit, $2,500,000 is available for acquisitions, joint ventures and licensing agreements. Borrowings under the revolving line of credit are limited to a percentage of certain accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (up to a maximum of $4,000,000). As of August 31, 1999, $2,733,800 was available under the revolving line of credit. As of August 31, 1999 and 1998, there were no borrowings under the Term Loan or equipment line of credit. The line of credit is secured by substantially all the assets of the Company. Under the revolving line of credit, the Company is required to comply with covenants which require certain minimum ratios including debt service coverage, tangible net worth, and liabilities to tangible net worth, and restrict the amount of annual capital expenditures. During fiscal years 1999, 1998, and 1997, the Company was either in compliance or had obtained waivers on all covenants related to these arrangements.

Short-term borrowings information resulting from the financing arrangements is as follows:


                                                     Year Ended August 31,
                                      ----------------------------------------------------
                                           1999         1998             1997

Balance as of end of period ......          --          --                  --
Maximum outstanding month-end
   balance during the period .....          --          --          $  3,615,300
Average outstanding month-end
   balance during the period .....          --          --               564,000
Weighted average interest rate
   during the period .............          --          --                    11.5%
Interest rate at the end of period          --          --                    11.5%


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

                                                                                            Year Ended August 31,
                                                                                          1999              1998
                                                                                       ----------         ----------
Long-term debt consists of the following:

     Revolving credit facility payable to commercial bank, interest charged at LIBOR plus 250 basis points at August 31, 1999 and plus 200 at August
        31, 1998, (6.85% and 7.66% at August 31, 1999 and 1998)

        facility expires September 2001                                                $3,326,200         $1,261,400

     Note payable to a commercial bank in equal monthly installments of $29,600, which includes interest at 9.1%, through December

        1999 collaterialized by certain computer equipment                                 87,500            418,400
                                                                                       ----------         ----------
     Total long-term debt                                                               3,413,700          1,679,800
     Less-current portion                                                                 (87,500)          (330,900)
                                                                                       ----------         ----------
     Long-term portion                                                                 $3,326,200         $1,348,900
                                                                                       ==========         ==========


The debt repayment schedule for the outstanding notes payable is as follows:


 Year Ending August 31,
 --------------------------------- -----------
 2000                                 $87,500
 2001                               3,326,200

 --------------------------------- -----------
 Total notes payable               $3,413,700
 ================================= ===========

The fair value of the Company's outstanding indebtedness approximated its carrying value at August 31, 1999.

Note 7.  LEASE COMMITMENTS:

The Company's central office, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2007, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Lease expense amounted to $5,732,900, $6,061,000, and $8,030,200, for the years ended August 31, 1999, 1998, and 1997, respectively. Lease expense included payments of approximately $1,775,000, 1,900,400 and $2,016,500 for the years ended August 31, 1999, 1998, and 1997, respectively, to partnerships whose partners include the Chairman of the Board of EA and certain members of his family for its central office, and Loveton, Maryland, regional office and laboratory facility. As part of the Analytical Services divestiture in April 1999, the Company ended the lease of the laboratory's facilities. These payments include reimbursements for pass-through taxes and operating expenses incurred by the lessor which include local property taxes, janitorial and mechanical equipment maintenance, and utility costs related to the operation of both office and laboratory leased space. Management of the Company believes the terms and conditions of the transactions between the Company and entities with which the Chairman is affiliated, are at least as favorable to the Company as could have been obtained from third parties and are in the best interest of the Company.

The minimum lease commitments under noncancellable operating leases are as follows:


           Year Ending August 31,
           ---------------------------------- ----------------
           2000                                   $ 3,048,900
           2001                                     2,585,600
           2002                                     2,168,700
           2003                                     1,710,600
           2004                                     1,613,100
           2005 and thereafter                      3,836,900
           ---------------------------------- ----------------
           Total minimum payments                 $14,963,800
           ================================== ================

Note 8.  NET INCOME (LOSS) PER SHARE:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method. The diluted share base for the years ending August 31, 1999, 1998, and 1997 excludes incremental shares of 600, 91,000, and 15,800, respectively, due to their antidilutive effect as a result of the Company's loss from continuing operations in each of the three years.

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

Note 10.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan (the "Plan"), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. A total of 729,600 options are issued and outstanding of the 1,448,147 reserved as of August 31, 1999, having an average exercise price of $2.28. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the dates of grant.

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

The Company  maintains two  Non-Employee  Director  Stock Option Plans (1993 and
1995) which provide for the granting of nonqualified stock options to its non-employee directors. A total of 36,000 options were outstanding as of August 31, 1999. A total of 64,500 options remain reserved for the Director Stock Option Plans as of August 31, 1999

A summary of the status of activity in fiscal years 1999, 1998 and 1997 under the Company's Employee Stock Option Plan and Non-Employee Director Stock Option Plans (1993 and 1995) follows:


                                                    1999                    1998                    1997
                                           ----------------------- ----------------------- ------------------------
                                            Shares    Wgtd.Avg.     Shares    Wgtd.Avg.     Shares     Wgtd.Avg.
                                            (000)     Exer.Price    (000)     Exer.Price    (000)     Exer.Price
                                           --------- ------------- --------- ------------- --------- --------------

Outstanding at beginning of year                817      $2.44         616       $2.37         180        $4.13
Granted                                         135       1.17         273        2.65         506         2.10
Exercised                                        --         --         (27)       2.45          --           --
Forfeited                                     (186)       2.23         (45)       2.72         (70)        4.96
Expired                                          --         --          --         --           --           --
                                           --------- ------------- --------- ------------- --------- --------------
Outstanding at end of year                      766       2.27         817        2.44         616         2.37
                                           --------- ------------- --------- ------------- --------- --------------
Exercisable at year end                         383      $2.45         269       $2.59         164        $2.99
Weighted Average Fair Value of Options

  Granted                                                $0.52                   $1.35                    $0.96


The following table summarizes information about stock options outstanding and exercisable at August 31, 1999 (shares in thousands).


                                                                Weighted Average
                                                      Weighted         Remaining

  Range of exercise                           Average       Contractual Life                        Weighted Average
       prices              Outstanding     Exercise Price      (in years)          Exercisable       Exercise Price
----------------------  ---------------- ----------------- ------------------- ------------------- -------------------
$1.031 - $1.94               218               $   1.40                7.5              85               $   1.61
$1.95 - $3.90                527               $   2.44                6.6             277               $   2.34
$3.95 - $11.75                21               $   7.15                4.1              21               $   7.15
                                      ------------------------------------------------------------------------
Total:                       766               $   2.27                                383               $   2.45
                        ======================================================================================

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have changed to the following pro forma amounts:

                                                           1999              1998             1997
                                                      (As Restated)     (As Restated)
   -------------------------------- ---------------- ----------------- ----------------- ---------------
   Net loss                         As Reported          $(1,530,400)        $(240,100)    $(5,407,600)
                                    Pro Forma             (1,655,600)         (331,700)     (5,470,200)
   Basic loss per share             As Reported          $     (0.24)        $   (0.04)    $     (0.87)
                                    Pro Forma                  (0.26)            (0.05)          (0.88)
   Diluted loss per share           As Reported          $     (0.24)        $   (0.04)    $     (0.87)
                                    Pro Forma                  (0.26)            (0.05)          (0.88)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: Risk-free interest rates ranging from 5.14% to 6.68%; expected volatility is 65% in 1999, and 63% in 1998 and 62% in 1997.

Note 11.  COMPANY RESTRUCTURINGS:

On March 25, 1997 the Company implemented a major organizational realignment to reposition itself in the marketplace. In connection with the restructuring, the Company incurred charges of $3,000,100 during the fiscal 1997 third quarter related to severance, planned reduction in office space, suspended implementation of a new project/financial system, and other related costs. As of August 31, 1999 and 1998, the Company had no accruals related to this restructuring on its balance sheet.

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

Note 14.  COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which the Company is a party. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Note 15.  SUBSEQUENT EVENTS

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

A.  Financial Statements and Schedule II
    ------------------------------------

                                                                                     Page

                                                                                     ----
1.       The following financial statements are included in Item 8 of
          Part II of this report:

          Report of Independent Public Accountants                                     18

          Consolidated Financial Statements:
            Consolidated Balance Sheets as of August 31, 1999 and 1998                 19
            Consolidated Statements of Operations for the years ended
              August 31, 1999, 1998, and 1997                                          21
            Consolidated Statements of Changes in Stockholders' Equity
              for the years ended August 31, 1999, 1998, and 1997                      22
            Consolidated Statements of Cash Flows for the years ended
              August 31, 1999, 1998, and 1997                                          23
            Notes to Consolidated Financial Statements for the years
              ended August 31, 1999, 1998, and 1997                                    24

2.     The following financial statement schedule for the years ended
          August 31, 1999, 1998, and 1997 is submitted herewith:

          Report of Independent Public Accountants on Schedule                         43
          Schedule II - Valuation and Qualifying Accounts and Reserves                 44

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

 10.9     Lease, dated August 6, 1997, between ARE Sparks Limited
            Partnership, as landlord, and the Company as tenant.(7)
 10.10    Lease, dated August 6, 1997, between Ecolair Limited
            Partnership, as landlord, and the Company, as tenant.(7)
 11.11    Lease, dated August 6, 1997, between Merrymack Limited
            Partnership, as landlord, and the Company, as tenant.(7)
 11.12    Loan Agreement, dated August 22, 1997, between the Company and First National Bank of Maryland.(7)
 13       1999 Annual Report to Stockholders.
 21       Subsidiaries of the Company.
 27       Financial Data Schedule.

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

 (3)      Incorporated  by reference to the  Registrant's Annual Report on Form
            10-K, File Number 0-15587 filed on November 28, 1990.

 (4)      Incorporated by reference to the Company's Registration Statement on
            Form S-8, File Number 0-15587 filed on March 3, 1994.

 (5)      Incorporated by reference to the Company's Registration Statement on
            Form S-8, File Number 0-15587 filed on April 15, 1998.

 (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, File Number 0-15587 filed on April 18, 1997.

 (7)      Incorporated by reference to the Company's Annual Report on Form 10-K,
            File Number 0-15587 filed on November 17, 1997.

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

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


Our audit of the consolidated financial statements as of August 31, 1999 and 1998, and for each of the three years in the period ended August 31, 1999, referred to in our report dated June 12, 2000, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                         /s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
June 12, 2000


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   Years Ended August 31, 1999, 1998, and 1997


      Allowance            Balance at

    for Doubtful            Beginning             Charged to                                 Balance at
      Accounts              of Period          Cost and Expense          Write-offs         End of Period
---------------------- -------------------- ------------------------ ------------------- --------------------
1999                      $  257,200              $  243,500              $  240,400            $  260,300
1998                         532,000                 130,500                 405,300               257,200
1997                       1,612,200                 339,100               1,419,300               532,000



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EA ENGINEERING, SCIENCE, AND
                                         TECHNOLOGY, INC.

Date: June 16, 2000                      By  /s/ Loren D. Jensen
                                      --------------------------------
                                             Loren D. Jensen
                                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                            Title                                      Date
    /s/ Loren D. Jensen         Chairman of the Board, President, and      June 16, 2000
Loren D. Jensen                 Chief Executive Officer

   /s/ Barbara L. Posner        Chief Operating Officer and                June 16, 2000
Barbara L. Posner               Chief Financial Officer

   /s/ Edmund J. Cashman, Jr.   Director                                   June 16, 2000
Edmund J. Cashman, Jr.

   /s/ Rudolph P. Lamone        Director                                   June 16, 2000
Rudolph P. Lamone

   /s/ Cleaveland D. Miller     Director                                   June 16, 2000
Cleaveland D. Miller


                                  EXHIBIT INDEX

Exhibit

   No.                Description                                         Page
   ---           -------------------------------------                      --

3.1      Certificate of Incorporation of the Company.                       41

3.2      By-laws of the Company.                                            41

4.1      Article SIXTH of the Company's Certificate of Incorporation.       41

10.1     The Company's Profit Sharing Plan.                                 41

10.2     The Company's Stock Option Plan.                                   41

10.3     The Company's Employee Stock Purchase Plan.                        41

10.4     The 1993 Stock Incentive Plan.                                     41

10.5     1993 Non-Employee Director Stock Option Plan.                      41

10.6     The Amended and Restated Stock Option Plan.                        41

10.7     1995 Non-Employee Director Stock Option Plan.                      41

10.8     Employment Agreement dated March 17, 1997, between the
           Company and Donald A. Deieso.                                    41

10.9     Lease, dated August 6, 1997, between ARE Sparks Limited
           Partnership, as Landlord, and the Company as tenant.             42

10.10    Lease, dated August 6, 1997, between Ecolair Limited
           Partnership, as landlord, and the Company, as tenant.            42

10.11    Lease, dated August 6, 1997, between Merrymack Limited
           Partnership, as landlord, and the Company, as tenant.            42

10.12    Loan Agreement, dated August 22, 1997, between the Company
           and Allfirst Bank of Maryland.                                   42

13       1999 Annual Report to Stockholders.42

21       Subsidiaries of the Company.                                       42

27       Financial Data Schedule.                                           42