Form 10-Q/A
period 1999-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

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

                                 ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                     52-0991911
        -------------------------------      -----------------
        (State or Other Jurisdiction of       (I.R.S. Employer
         Incorporation or Organization)          ID Number)

        11019 McCormick Road, Hunt Valley, Maryland           21031
        -------------------------------------------           -----
         (Address of Principal Executive Offices)          (Zip Code)

        Registrant's Telephone Number, Including Area Code (410) 584-7000
                                                          ----------------

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

                                      INDEX

                                                                               Page
                                                                               ----
 PART I  FINANCIAL INFORMATION..................................................3

 ITEM 1  Financial Statements...................................................3
           Consolidated Balance Sheets - Assets.................................4
           Consolidated Balance Sheets - Liabilities and Stockholders' Equity...5
           Consolidated Statements of Income....................................6
           Consolidated Statements of Cash Flows................................7
           Notes to Consolidated Financial Statements...........................8

ITEM 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................12

PART II  OTHER INFORMATION......................................................15

ITEM 6   Exhibits and Reports on Form 8-K.......................................15

           (a)   Exhibits.......................................................15

                  27 Financial Data Schedule....................................15

           (b)   Reports on Form 8-K............................................15


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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            November 30,          August 31,
                                                               1999                 1999
                                                           (As Restated)        (As Restated)
                                                           ------------         ------------
CURRENT ASSETS:

   Cash and cash equivalents ....................         $  1,869,700          $  1,963,000
   Accounts receivable, net .....................            8,575,400             8,679,600
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ..........            7,557,800             5,176,000
   Prepaid expenses and other ...................            1,261,800             1,234,500
                                                          ------------          ------------
     Total Current Assets .......................           19,264,700            17,053,100
                                                          ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment ............            9,085,500             8,920,600
   Leasehold improvements .......................            1,031,700             1,031,700
                                                          ------------          ------------

   Total property and equipment, at cost ........           10,117,200             9,952,300
   Less-Accumulated depreciation and amortization           (9,174,900)           (9,102,900)
                                                          ------------          ------------
   Net Property and Equipment ...................              942,300               849,400
                                                          ------------          ------------
OTHER ASSETS ....................................            4,603,200             4,761,500
                                                          ------------          ------------
   Total Assets .................................         $ 24,810,200          $ 22,664,000
                                                          ============          ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          November 30,        August 31,
                                                             1999                1999
                                                         (As Restated)       (As Restated)
                                                         ------------         ------------
CURRENT LIABILITIES:

   Accounts payable ...........................         $  4,557,600          $  3,555,300
   Accrued expenses ...........................            1,106,300             1,443,200
   Accrued salaries, wages and benefits .......            2,625,100             2,228,400
   Current portion of long-term debt ..........                 --                  87,500
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts ........            1,389,600               407,800
                                                        ------------          ------------
     Total Current Liabilities ................            9,678,600             7,722,200

LONG-TERM DEBT, net of current portion ........            3,339,000             3,326,200
                                                        ------------          ------------
     Total Liabilities ........................           13,017,600            11,048,400
                                                        ------------          ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; voting;
   10,000,000 shares authorized; 6,348,700
   and 6,335,000 shares issued; 6,283,200
   and 6,335,000 outstanding ..................               63,500                63,400
Preferred stock, $.01 par value; 8,000,000
   shares authorized; none issued .............                 --                    --
Capital in excess of par value ................           11,119,500            11,108,300
Treasury stock, at cost; 65,500 and 0 shares ..              (62,600)                 --
Notes receivable for stockholders .............              (78,000)              (78,000)
Retained earnings .............................              750,200               521,900
                                                        ------------          ------------
     Total Stockholders' Equity ...............           11,792,600            11,615,600
                                                        ------------          ------------
     Total Liabilities and Stockholders' Equity         $ 24,810,200          $ 22,664,000
                                                        ============          ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                  November 30,
                                                         -------------------------------
                                                             1999                1998
                                                                             (As Restated)
                                                         -----------          -----------
Total revenue ................................         $ 14,808,600          $ 11,684,000
Less - Subcontractor costs ...................           (4,581,500)           (2,128,700)
Less - Other direct project costs ............           (1,525,000)           (1,521,500)
                                                       ------------          ------------
   Net revenue ...............................            8,702,100             8,033,800
                                                       ------------          ------------
Operating costs and expenses:
   Direct salaries and other operating .......            6,635,200             6,007,100
   Sales, general and administrative .........            1,639,000             2,039,300
                                                       ------------          ------------
   Total operating expenses ..................            8,274,200             8,046,400
                                                       ------------          ------------
Income from operations .......................              427,900               (12,600)

Interest expense .............................              (73,100)              (48,900)
Interest income ..............................               26,300                15,600
                                                       ------------          ------------
Income before income taxes ...................              381,100               (45,900)
Provision (benefit) for income taxes .........              152,800               (17,200)
                                                       ------------          ------------
Net income (loss) from continuing operations .         $    228,300          $    (28,700)
                                                       ------------          ------------
Income from operations of discontinued segment
   (net of tax) ..............................                 --                  29,000
                                                       ------------          ------------
Net income ...................................         $    228,300          $        300
                                                       ============          ============

Earnings per share - basic
   Continued operations ......................         $       0.04          $       0.00
   Discontinued operations ...................                 --                    0.00
   Net income ................................         $       0.04          $       0.00

Earnings per share - diluted
   Continued operations ......................         $       0.04          $       0.00
   Discontinued operations ...................                 --                    0.00
   Net income ................................         $       0.04          $       0.00

Weighted average shares outstanding ..........            6,322,400             6,292,300
Effect of dilutive stock options .............                 --                     300
Diluted weighted average shares outstanding ..            6,322,400             6,292,600

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                      November 30,
                                                              -------------------------------
                                                                  1999               1998
                                                                                 (As Restated)
                                                              -----------         -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income ......................................         $   228,300          $       300
   Noncash expenses included in net income -
     Depreciation and amortization .................              86,100              253,500
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net ..........             104,200            1,096,500
     (Increase) in costs and estimated earnings in
       excess of billings on uncompleted contracts .          (2,381,800)          (1,945,900)
     (Increase) decrease in prepaid expenses and
       other assets ................................             131,000             (242,200)
     Increase (decrease) in accounts payable and
       accrued expenses ............................           1,062,100              473,300
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts .......................             981,800             (124,600)
                                                             -----------          -----------
     Net cash provided from (used in) operating
       activities ..................................             211,700             (489,100)
                                                             -----------          -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchase of equipment, net ......................            (179,000)            (194,400)
                                                             -----------          -----------
     Net cash flows (used in) provided from
       investing activities ........................            (179,000)            (194,400)
                                                             -----------          -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit ....              12,800              823,200
   Proceeds from issuance of common stock ..........              11,300               15,500
   Reduction of long-term debt and short-term
     borrowings ....................................             (87,500)            (144,200)
   Purchase of treasury stock ......................             (62,600)                --
                                                             -----------          -----------
     Net cash flows provided from and used in
       financing activities ........................            (126,000)             694,500
                                                             -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (93,300)              11,000
                                                             -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period .....           1,963,000            1,850,200
                                                             -----------          -----------
CASH AND CASH EQUIVALENTS, end of period ...........         $ 1,869,700          $ 1,861,200
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

The Audit Committee's investigation has been completed and, as a result of its findings, the Company has restated its previously reported financial results for fiscal years 1999 and 1998. The fiscal year 1998 financial information set forth herein incorporates all relevant information obtained from the investigation. As a result of the accounting irregularities, the Company will file audited restated financial statements and financial data schedules for the fiscal years ended August 31, 1999 and August 31, 1998 on an amended Form 10-K/A for the fiscal year ended August 31, 1999 and will file unaudited restated quarterly financial statements and related financial data schedule for the three months ended November 30, 1999, 1998, and 1997; the six months ended February 29, 2000 and February 28, 1999 and 1998; and the nine months ended May 31, 1999 and 1998 on amended Forms 10-Q/A. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings, to the restated amounts, which are included in the financial statements presented in this Form 10-Q/A (see Note 2).

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

Balance Sheet at August 31, 1999

                                              Balance Sheet at August 31, 1999
                                 -------------------------------------------------------------
                                 As Previously            Accounting                 As
                                  Reported*              Irregularities            Restated
                                 ------------            --------------           ------------
Total Assets .......              23,565,700                (901,700)              22,664,000
                                  ----------                --------               ----------
Total Liabilities ..              11,048,400                    --                 11,048,400
                                  ----------                                       ----------
Shareholders' Equity              12,517,300                (901,700)              11,615,600
                                  ----------                --------               ----------

* Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of August 31, 1999 to conform to current quarterly presentation.

Balance Sheet at November 30, 1999

 - The cumulative effect of accounting irregularities for the balance sheet at November 30, 1999 was to decrease total assets and stockholders' equity by $901,700.

Three Months ended November 30, 1999

 - No Restatements

Three Months ended November 30, 1998

                                             Three Months Ended November 30, 1998
                                     ---------------------------------------------------
                                     As Previously       Accounting              As
                                       Reported         Irregularities         Restated
                                     ----------         --------------        -----------
Net Revenue ...............           8,089,800              (56,000)           8,033,800
Total Expenses ............           8,046,400                 --              8,046,400
                                      ---------            ---------            ---------
Income from Operations ....              43,400              (56,000)             (12,600)
Interest expense, net .....             (33,300)                --                (33,300)
Provision (benefit) for
  Income Taxes ............               4,400              (21,600)             (17,200)
                                      ---------            ---------            ---------
Net Income (loss)from
  continued operations ....               5,700              (34,400)             (28,700)
Net Income from
  discontinued operations .              29,000                 --                 29,000
                                      ---------            ---------            ---------
Net Income (loss) .........              34,700              (34,400)                 300
                                         ======              =======                  ===
Earnings per Share, Basic .                0.01                (0.01)                0.00
Earnings per Share, Diluted                0.01                (0.01)                0.00


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

Note 4.  EMPLOYEE STOCK PURCHASE PLAN:

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

Note 5.  STOCK PURCHASE:

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 1999 (Consolidated)

Net revenue for the three months ended November 30, 1999 was $8,702,100, an increase 8.3%, compared to $8,033,800 for the same period in the prior fiscal year. This increase in net revenue is directly attributable to higher new contract volume, primarily in the Federal sector, as well as labor utilization and headcount during the quarter versus the same quarter last year.

Direct salaries and other operating costs increased 10.5% to $6,635,200 or 76.2% of net revenue from $6,007,100 or 74.8% for the three-month period ended
November 30, 1998. This increase is primarily due to higher direct labor salaries resulting from increased revenue.

Sales, general and administrative costs decreased by 19.6% to $1,639,000, or 18.8% of net revenue, from $2,039,300 or 25.4% of net revenue, for the three-month period ended November 30, 1998. The decrease is due to lower sales and marketing related costs from quarter to quarter. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in personnel and decentrali-zation of EA's marketing and business development program.

The provision for income taxes was $152,800 for the three months ended November 30, 1999 compared to a benefit for income taxes of $17,200 in the first quarter of fiscal 1999. This represents an effective tax rate of 40% and 38%, respectively.

The Company recorded net income from operations of its discontinued Analytical Services segment of $29,000 in the first quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $228,300, or 2.6% of net revenue, for the three months ended November 30, 1999 compared to $300, or 0.0%, in the first quarter of fiscal 1999.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $93,300 for the three months ended November 30, 1999. The decrease was primarily due to net cash provided from operations of $211,700 and cash provided by the issuance of common stock of $11,300, offset by purchase of equipment of $179,000, purchase of treasury stock of $62,600 and net repayment of borrowings of $74,700.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $179,000 and $194,400 for the three months ended November 30, 1999 and 1998, respectively. The Company anticipates the level of capital expendi-tures for each of the remaining quarters of fiscal year 2000 to remain fairly consistent with the level in the three months ended November 30, 1999 and to be financed by cash generated from operations.

At November 30, 1999, the Company had outstanding long-term debt of $3,339,000. This represents a net increase of $12,800 from the $3,326,200 balance at August 31, 1999.

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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                    27.    Financial Data Schedule   (see page 17)

         (b)   Reports on Form 8-K

                 - On November 5, 1999, the Company filed a Form 8-K
                   relative to a November 2, 1999 press release announcing FY 1999 fourth quarter earnings, a stock repurchase program, and optimism about the outlook for FY2000.

                 - On November 24, 1999, the Company filed a Form 8-K to
                   report a change in the Registrant's Certifying
                   Accountant.

                 - The Company  filed a report on Form 8-K dated  February
                   4, 2000 reporting in Item 5 the discover of certain accounting irregularities; that the Company had begun an investigation into the matter and that the Company would be restating earnings for the prior years.

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

                                EA Engineering, Science, and
                                Technology, Inc. & Subsidiaries
                                -------------------------------
                                       (Registrant)




June 16, 2000                   By:  /s/ Loren D. Jensen
-------------                   -----------------------------------
                                          (Signature)


                                /s/ Loren D. Jensen
                                -----------------------------------


                                Chairman of the Board, President
                                and CEO
                                -----------------------------------
                                          (Title)




June 16, 2000                   By:  /s/ Barbara L. Posner
-------------                   -----------------------------------
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