Form 10-Q/A
period 2000-02-29
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-06-16
CIK 802492

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

                                 ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                52-0991911
       -----------------------------------         ----------------------
        (State or Other Jurisdiction of                 I.R.S. Employer
          Incorporation or Organization)                  ID Number

        11019 McCormick Road, Hunt Valley, Maryland           21031
        -------------------------------------------           -----
         (Address of Principal Executive Offices)          (Zip Code)

     Registrant's Telephone Number, Including Area Code    (410) 584-7000
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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 10, 2000, was 6,156,465.
                                   ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I  FINANCIAL INFORMATION......................................................3

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

ITEM 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................12

PART II OTHER INFORMATION..........................................................16

ITEM 4  Submission of Matters to Vote of Security Holders..........................16

ITEM 6  Exhibits and Reports on Form 8-K...........................................16

         (a)  Exhibits.............................................................16

               27 Financial Data Schedule..........................................16

         (b)  Reports on Form 8-K..................................................16


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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            February 29,         August 31,
                                                                2000                1999
                                                            (As Restated)       (As Restated)
                                                            ------------        ------------
CURRENT ASSETS:

   Cash and cash equivalents ....................         $  1,617,300          $  1,963,000
   Accounts receivable, net .....................            7,069,100             8,679,600
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ..........            7,909,100             5,176,000
   Prepaid expenses and other ...................            1,533,700             1,234,500
                                                          ------------          ------------
     Total Current Assets .......................           18,129,200            17,053,100
                                                          ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment ............            9,365,300             8,920,600
   Leasehold improvements .......................            1,031,700             1,031,700
                                                          ------------          ------------

   Total property and equipment, at cost ........           10,397,000             9,952,300
   Less-Accumulated depreciation and amortization           (9,273,400)           (9,102,900)
                                                          ------------          ------------

   Net Property and Equipment ...................            1,123,600               849,400
                                                          ------------          ------------

OTHER ASSETS ....................................            4,555,800             4,761,500
                                                          ------------          ------------

   Total Assets .................................         $ 23,808,600          $ 22,664,000
                                                          ============          ============

      The accompanying notes are an integral part of these balance sheets.

                               EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        February 29,            August 31,
                                                           2000                   1999
                                                       (As Restated)          (As Restated)
                                                        ------------           ------------
CURRENT LIABILITIES:

   Accounts payable ...........................         $  4,989,100          $  3,555,300
   Accrued expenses ...........................              897,700             1,443,200
   Accrued salaries, wages and benefits .......            2,005,500             2,228,400
   Current portion of long-term debt ..........                 --                  87,500
   Billings in excess of costs and estimated
     Earnings on uncompleted contracts ........              926,800               407,800
                                                        ------------          ------------
     Total Current Liabilities ................            8,819,100             7,722,200

LONG-TERM DEBT, net of current portion ........            3,363,100             3,326,200
                                                        ------------          ------------
     Total Liabilities ........................           12,182,200            11,048,400
                                                        ------------          ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; voting;
   10,000,000 shares authorized; 6,358,400
   and 6,335,000 shares issued; 6,090,800
   and 6,335,000 outstanding ..................               63,600                63,400
Preferred stock, $.01 par value; 8,000,000
   shares authorized; none issued .............                 --                    --
Capital in excess of par value ................           11,131,900            11,108,300
Treasury stock, at cost; 267,600 and 0 shares .             (298,700)                 --
Notes receivable from stockholders ............              (78,000)              (78,000)
Retained earnings .............................              807,600               521,900
                                                        ------------          ------------
     Total Stockholders' Equity ...............           11,626,400            11,615,600
                                                        ------------          ------------
     Total Liabilities and Stockholders' Equity         $ 23,808,600          $ 22,664,000
                                                        ============          ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended                           Six Months Ended
                                                  ----------------------------------          ----------------------------------
                                                   February 29,          February 28,          February 29,         February 28,
                                                      2000                   1999                  2000                1999
                                                                       (As Restated)          (As Restated)
                                                  ------------          ------------          ------------          ------------
Total revenue ...........................         $ 13,830,200          $ 10,940,400          $ 28,638,800          $ 22,624,400
Less - Subcontractor costs ..............           (3,800,300)           (1,879,700)           (8,381,800)           (4,008,400)
Less - Other direct project costs .......           (1,251,000)           (1,398,700)           (2,776,000)           (2,920,200)
                                                  ------------          ------------          ------------          ------------
   Net revenue ..........................            8,778,900             7,662,000            17,481,000            15,695,800

Operating costs and expenses:
   Direct salaries and other operating ..            6,817,600             6,554,400            13,452,800            12,561,500
   Sales, general and administrative ....            1,812,100             2,155,100             3,451,100             4,194,400
   Restructuring ........................                 --               2,132,600                  --               2,132,600
                                                  ------------          ------------          ------------          ------------
     Total operating expenses ...........            8,629,700            10,842,100            16,903,900            18,888,500
                                                  ------------          ------------          ------------          ------------

Income (loss) from operations ...........              149,200            (3,180,100)              577,100            (3,192,700)

Interest expense ........................              (76,000)              (57,800)             (149,100)             (123,500)
Interest income .........................               22,400                14,900                48,700                48,300
                                                  ------------          ------------          ------------          ------------
Income (loss) before income taxes .......               95,600            (3,223,000)              476,700            (3,267,900)
Provision for (benefit from) income taxes               38,200            (1,297,800)              191,000            (1,315,100)
                                                  ------------          ------------          ------------          ------------
Net income (loss)from continuing
  operations ............................               57,400            (1,925,200)              285,700            (1,952,800)

Income from operations of discontinued
  segment (net of tax) ..................                 --                (147,000)                 --                (119,000)
                                                  ------------          ------------          ------------          ------------
Net income (loss) .......................         $     57,400          $ (2,072,200)         $    285,700          $ (2,071,800)


Earnings per share - basic
   Continued operations .................         $       0.01          $      (0.31)         $       0.05          $      (0.31)
   Discontinued operations ..............                 --            $      (0.02)                 --            $      (0.02)
   Net income (loss) ....................         $       0.01          $      (0.33)         $       0.05          $      (0.33)
                                                  ============          ============          ============          ============

Earnings per share - diluted
   Continued operations .................         $       0.01          $      (0.31)         $       0.05          $      (0.31)
   Discontinued operations ..............                 --            $      (0.02)                 --            $      (0.02)
   Net income (loss) ....................         $       0.01          $      (0.33)         $       0.05          $      (0.33)
                                                  ============          ============          ============          ============

Weighted average shares outstanding .....            6,135,400             6,306,200             6,161,000             6,299,200
Effect of dilutive stock options ........               10,300                  --                   1,350                  --
Diluted weighted average shares
   outstanding ..........................            6,145,700             6,306,200             6,162,350             6,299,200

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                 -------------------------------
                                                                                 February 29,       February 28,
                                                                                    2000                1999
                                                                                                    (As Restated)
                                                                                 -----------          -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss) ..................................................         $   285,700          $(2,071,800)
   Noncash expenses included in net income -
      Provision for restructuring .....................................                --              2,132,600
     Provision for doubtful accounts ..................................              97,200                 --
     Gain on sale of assets ...........................................              (7,300)                --
     Depreciation and amortization ....................................             196,200              423,700
     Deferred provision for income taxes ..............................             189,400                 --
   Changes in operating assets and liabilities -
     Decrease in accounts receivable, net .............................           1,513,300            1,063,400
     Decrease (increase) in costs and estimated
       earnings in excess of billings on uncom-
       pleted contracts ...............................................          (2,733,100)          (1,179,300)
     Decrease (increase) in prepaid
       expenses and other assets ......................................            (282,900)          (1,442,800)
     Increase (decrease) in accounts payable and
       accrued expenses ...............................................             665,400           (1,295,900)
     Increase (decrease) in billings in excess of
       of costs and estimated earnings on
       uncompleted contracts ..........................................             519,000             (138,900)
                                                                                -----------          -----------
     Net cash provided from (used in) operating
       activities .....................................................             442,900           (2,509,000)
                                                                                -----------          -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Purchase of equipment, net .........................................            (470,400)            (173,000)
   Proceeds from sale of equipment ....................................               7,300                 --
                                                                                -----------          -----------
     Net cash flows (used in) provided from
       investing activities ...........................................            (463,100)            (173,000)
                                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving line of credit .......................              36,900            2,950,600
   Proceeds from issuance of common stock .............................              23,800               33,800
   Reduction of long-term debt and short-term
     borrowings .......................................................             (87,500)            (269,600)
   Purchase of treasury stock .........................................            (298,700)                --
                                                                                -----------          -----------
     Net cash flows (used in) provided from
       financing activities ...........................................            (325,500)           2,714,800
                                                                                -----------          -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................            (345,700)              32,800
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period ........................           1,963,000            1,850,200
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, end of period ..............................         $ 1,617,300          $ 1,883,000
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

Balance Sheet at August 31, 1999

                                       Balance Sheet at August 31, 1999
                           --------------------------------------------------
                           As Previously        Accounting            As
                             Reported*        Irregularities        Restated
                           ------------       --------------      -----------
Total Assets                23,565,700           (901,700)         22,664,000
                            ----------           --------          ----------
Total Liabilities           11,048,400               --            11,048,400
                            ----------           --------          ----------
Shareholder' Equity         12,517,300           (901,700)         11,615,600
                            ----------           --------          ----------

* Certain previously reported balances primarily related to notes receivable from stockholders have been reclassed as of August 31, 1999 and February 29, 2000 to conform to current quarterly presentation.

Balance Sheet at February 29, 2000

 - The cumulative effect of accounting irregularities for the balance sheet at February 29, 2000 was to decrease total assets and stockholders' equity by $901,700.

Six Months Ended February 29, 2000

 - No Restatements

Six Months Ended February 28, 1999

                                                        Six Months Ended February 28, 1999
                                              ---------------------------------------------------
                                              As Previously          Accounting           As
                                               Reported             Irregularities      Restated
                                              ----------           --------------      ----------
Net Revenue ........................          15,686,100                9,700          15,695,800
Total Expenses .....................          18,888,500                 --            18,888,500
                                              ----------                -----          ----------
Income from Operations .............          (3,202,400)               9,700          (3,192,700)
Interest expense, net ..............             (75,200)                --               (75,200)
Provision for Income Taxes .........          (1,318,800)               3,700          (1,315,100)
                                              ----------                -----          ----------
Net loss for continuing operations .          (1,958,800)               6,000          (1,952,800)
Net loss for discontinued operations            (119,000)                --              (119,000)
                                              ----------                -----          ----------
Net Income (loss) ..................          (2,077,800)               6,000          (2,071,800)
                                              ==========                =====          ==========
Earnings per Share, Basic:
  Continued operations .............               (0.31)                --                 (0.31)
  Discontinued operations ..........               (0.02)                --                 (0.02)
                                              ----------                -----          ----------
  Net loss .........................               (0.33)                --                 (0.33)
                                              ==========                =====          ==========
Earnings per Share, Diluted:
  Continued operations .............               (0.31)                --                 (0.31)
  Discontinued operations ..........               (0.02)                --                 (0.02)
                                              ----------                -----          ----------
  Net loss .........................               (0.33)                --                 (0.33)
                                              ==========                =====          ==========

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

Gross revenues of the Analytical Services segment for the three and six months ended February 28, 1999 were $1,559,200 and $3,367,200, respectively. These amounts are not included in the accompanying income statement's total revenue from continuing operations, but are reflected within operations of discontinued segment.

Note 4.  EMPLOYEE STOCK PURCHASE PLAN

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

Note 5.  STOCK PURCHASE

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the second quarter and six months ended February 29, 2000, the Company purchased 202,100 and 267,600 shares, respectively, of common stock under this plan. The Company suspended the repurchase program on February 4, 2000, when it was reported that management had discovered accounting irregularities (see Note
2). The Company has purchased these shares, at cost, which are presented as Treasury Stock in the consolidated balance sheet. There is no assurance as to the actual number of shares that will be purchased under the program should it be reactivated.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2000 Versus Three Months Ended February 28, 1999

Net revenue for the three months ended February 29, 2000 was $8,778,900, an increase of 14.6%, compared to $7,662,000 for the same period in the prior fiscal year. This increase in net revenue, primarily in the federal sector, is due to several new contracts underway in the Company's Mid-Atlantic, Northeast and South Central branches. Additionally, an increase in technical headcount has also contributed to the increase.

Direct salaries and other operating costs for the three months ended February 29, 2000 increased 4.0% to $6,817,600 or 77.7% of net revenue from $6,554,400 or
85.5% for the three-month period ended February 28, 1999. This increase is primarily due to higher technical headcount and also reflects a net savings of costs on a per employee basis quarter to quarter.

Sales, general and administrative costs for the three months ended February 29, 2000 decreased by 15.9% to $1,812,100 or 20.6% of net revenue, from $2,155,100 or 28.1% of net revenue, for the three-month period ended February 28, 1999. The decrease is due to lower sales and marketing related costs from quarter to quarter. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in corporate sales and marketing personnel and cost savings resulting from the decentralization of EA's marketing and business development program. The decrease also included a non-recurring forfeiture recapture associated with the Company's 401(k) plan of approximately $240,000.

The provision for income taxes was $38,200 for the three months ended February 29, 2000 compared to a benefit from income taxes of $1,297,800 in the second quarter of fiscal 1999. This represents an effective tax rate of 40% in both quarters.

The Company recorded a net loss from operations of its now discontinued Analytical Services segment of $147,000 in the second quarter of fiscal 1999. The segment was sold in the second quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $57,400, or 0.7% of net revenue, for the second quarter ended February 29, 2000 compared to a net loss of $2,072,200, or 27.0%, in the second quarter of fiscal 1999.

Six Months Ended February 29, 2000 Versus Six Months Ended February 28, 1999

Net revenue for the six months ended February 29, 2000 was $17,481,000, an increase of 11.4%, compared to $15,695,800 for the same period in the prior fiscal year. This increase in net revenue, primarily in the federal sector, is attributable to several new contracts underway in the Company's Mid-Atlantic, Northeast and South Central branches. Additionally, an increase in technical headcount has also contributed to the increase.

Direct salaries and other operating costs increased 7.1% to $13,452,800 or 77.0% of net revenue from $12,561,500, or 80.0% of net revenue for the six-month periods ended February 29, 2000 and February 28, 1999, respectively. This increase is primarily due to higher technical headcount and also reflects a net savings of costs on a per employee basis year to year.

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

The provision for income taxes was $191,000 and the benefit from income taxes was $1,315,100 for the six months ended February 29, 2000 and February 28, 1999, respectively. This represents an effective tax rate of 40% in both periods.

The Company reported a net loss from operations of its now discontinued Analytical Services segment of $119,000 for the six months ended February 28, 1999. The segment was sold in the second quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $285,700 and a net loss of $2,071,800, or 1.6% and 13.2% of net revenue, for the six months ended February 29, 2000 and February 28, 1999, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $345,700 for the six months ended February 29, 2000. The decrease was primarily due to the purchase of equipment of $470,400 and purchase of treasury stock of $298,700, offset by cash provided by operations of $423,400 attributable primarily to improvements in working capital.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $470,400 for the six months ended February 29, 2000. The Company anticipates the level of capital expenditures for the remainder of fiscal year 2000 to remain fairly consistent with the level in the first six months ended February 29, 2000 and to be financed by cash generated from operations.

At February 29, 2000, the Company had outstanding long-term debt of $3,363,100. This represents a net increase of $36,900 from the $3,326,200 balance at August 31, 1999.

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

          (a)  Exhibits

                27.    Financial Data Schedule    (see page 19)

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

                - The  Company  filed a report on Form 8-K dated  June 6,
                  2000 reporting that the Company's common stock would continue to trade on Nasdaq Smallcap Market under the symbol EACEC to signify that continued trading is under exception to Nasdaq listing requirements and is subject to satisfying certain conditions, specifically filing by

                  June 16, 2000 the Company's amended financial statements for 1998 and 1999 and satisfying Nasdaq's $1.00 minimum bid price requirement by September 16, 2000.

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