Form 10-Q
period 2000-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-07-13
CIK 802492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 2000

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934.

                From the transition period ________ to ________


                                ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                        52-0991911
     -------------------------------------      ----------------------
       (State or Other Jurisdiction                (I.R.S. Employer
        of Incorporation or Organization)           ID Number)



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


The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 11, 2000 was 6,163,298.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I   FINANCIAL INFORMATION...........................................................3

ITEM 1    Financial Statements...........................................................3
              Consolidated Balance Sheets - Assets.......................................4
              Consolidated Balance Sheets - Liabilities and Stockholders' Equity.........5
              Consolidated Statements of Income..........................................6
              Consolidated Statements of Cash Flows......................................7
              Notes to Consolidated Financial Statements.................................8

ITEM 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................11

PART II   OTHER INFORMATION.............................................................14

ITEM 6    Exhibits and Reports on Form 8-K..............................................14

              (a)  Exhibits............................................................ 14

                      27 Financial Data Schedule........................................14

              (b)  Reports on Form 8-K .................................................14


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


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     May 31,       August 31,
                                                      2000           1999
                                                                 (As Restated)
                                                  ------------    ------------
CURRENT ASSETS:

Cash and cash equivalents .....................   $  1,628,700    $  1,963,000
Accounts receivable, net ......................     11,082,700       8,679,600
Costs and estimated earnings in excess of
     billings on uncompleted contracts ........      7,476,800       5,176,000
Prepaid expenses and other ....................        842,300         636,700
Deferred income taxes .........................        599,200         597,800
                                                  ------------    ------------

     Total Current Assets .....................     21,629,700      17,053,100
                                                  ------------    ------------

PROPERTY AND EQUIPMENT, at cost:

Furniture, fixtures and equipment .............      9,436,200       8,920,600
Leasehold improvements ........................      1,031,700       1,031,700
                                                  ------------    ------------
Total property and equipment, at cost .........     10,467,900       9,952,300

Less--Accumulated depreciation and amortization     (9,401,600)     (9,102,900)
                                                  ------------    ------------

  Net Property and Equipment ..................      1,066,300         849,400
                                                  ------------    ------------

OTHER ASSETS:

Deferred income taxes .........................      3,233,500       3,451,000
Other assets ..................................      1,283,200       1,310,500
                                                  ------------    ------------

     Total Other Assets: ......................      4,516,700       4,761,500
                                                  ------------    ------------

 Total Assets .................................   $ 27,212,700    $ 22,664,000
                                                  ============    ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    May 31,       August 31,
                                                     2000           1999
                                                                (As restated)
                                                 ------------    ------------
CURRENT LIABILITIES:

Accounts payable .............................   $  4,623,000    $  3,555,300
Accrued expenses .............................        873,800       1,443,200
Accrued salaries, wages and benefits .........      2,665,800       2,228,400
Current portion of long-term debt ............           --            87,500
Billings in excess of costs and estimated
  earnings on uncompleted contracts ..........      2,797,500         407,800
                                                 ------------    ------------

  Total Current Liabilities ..................     10,960,100       7,722,200
                                                 ------------    ------------

LONG-TERM DEBT, net of current portion .......      4,579,700       3,326,200
                                                 ------------    ------------

Total Liabilities ............................     15,539,800      11,048,400
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; voting;
  10,000,000 shares authorized; 6,335,000
  and 6,285,000 shares issued and outstanding          63,700          63,400
Preferred stock, $.01 par value; 8,000,000
  shares authorized; none issued .............           --              --
Treasury stock, net cost; 267,600 and 0 shares       (298,700)           --
Capital in excess of par value ...............     11,140,300      11,108,300
Notes receivable from stockholders ...........        (78,000)        (78,000)
Retained earnings ............................        845,600         521,900
                                                 ------------    ------------

Total Stockholders' Equity ...................     11,672,900      11,615,600
                                                 ------------    ------------

   Total Liabilities and Stockholders' Equity    $ 27,212,700    $ 22,664,000
                                                 ============    ============

      The accompanying notes are an integral part of these balance sheets.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended              Nine Months Ended
                                                                          May 31,                        May 31,
                                                                   2000           1999             2000            1999
                                                                               (As Restated)                   (As Restated)
                                                               ------------    ------------    ------------    ------------
Total revenue ..............................................   $ 14,349,700    $ 12,307,000    $ 42,988,500    $ 34,931,400
Less - Subcontractor costs .................................     (3,817,900)     (2,043,300)    (12,199,700)     (6,051,700)
Less - Other direct project costs ..........................     (1,493,100)     (1,118,300)     (4,269,100)     (4,038,500)
                                                               ------------    ------------    ------------    ------------
Net revenue ................................................      9,038,700       9,145,400      26,519,700      24,841,200

Operating expenses:
  Direct salaries and other operating ......................      7,122,800       6,746,400      20,575,600      19,307,900
  Sales, general and administrative ........................      1,786,400       1,941,900       5,237,400       6,136,300
  Restructuring ............................................           --              --              --         2,132,600
                                                               ------------    ------------    ------------    ------------
Total operating expenses ...................................      8,909,200       8,688,300      25,813,000      27,576,800

Income from operations .....................................        129,500         457,100         706,700      (2,735,600)
Interest expense, net ......................................        (66,600)        (64,400)       (167,000)       (139,600)

Income (loss) from continuing operations before income taxes         62,900         392,700         539,700      (2,875,200)
Provision for (benefit from) income taxes ..................         25,000         165,000         216,000      (1,150,100)
                                                               ------------    ------------    ------------    ------------

Net income (loss) from continuing operations ...............         37,900         227,700         323,700      (1,725,100)

Discontinued operations
  Income (loss) from operations of discontinued segment
  (net of tax) .............................................           --              --              --          (119,000)
  Gain on disposal of discontinued segment,including
   operating losses during phase-out period (net of tax) ...           --            35,300            --            35,300
                                                               ------------    ------------    ------------    ------------
Net income (loss) from discontinued operations: ............           --            35,300            --           (83,700)

Net income (loss) ..........................................   $     37,900    $    263,000    $    323,700    $ (1,808,800)
                                                               ============    ============    ============    ============

Earnings per share - basic
  Continuing operations ....................................           0.01            0.04            0.05           (0.27)
  Discontinued operations ..................................           --              --              --             (0.02)
  Gain on disposal of segment ..............................           --              --              --              --
                                                               ------------    ------------    ------------    ------------
Net income .................................................           0.01            0.04            0.05           (0.29)

Earnings per share - diluted
  Continuing operations ....................................           0.01            0.04            0.05           (0.27)
  Discontinued operations ..................................           --              --              --             (0.02)
  Gain on disposal of segment ..............................           --              --              --              --
                                                               ------------    ------------    ------------    ------------
Net income .................................................           0.01            0.04            0.05           (0.29)

Weighted average shares outstanding ........................      6,093,431       6,319,000       6,192,543       6,305,900
Effect of dilutive stock options ...........................            180             600           1,660             700
                                                               ------------    ------------    ------------    ------------
Diluted weighted average shares outstanding ................      6,093,611       6,319,600       6,194,203       6,306,600

        The accompanying notes are an integral part of these statements.


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended May 31,
                                                                     2000          1999
                                                                               (As Restated)
                                                                 -----------    -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss) ............................................   $   323,700    $(1,808,800)
Noncash expenses included in net income -
 Provision for restructuring .................................          --        2,132,600
 Gain on disposal of discontinued segment ....................          --          (35,300)
 Loss from discontinued operations ...........................          --          119,000
 Provision for doubtful accounts .............................       145,800        198,000
 Gain on sale of assets ......................................        (7,300)          --
 Deferred income tax .........................................       216,100           --
 Depreciation and amortization ...............................       324,400        298,000
Changes in operating assets and liabilities -
 Increase in accounts receivable .............................    (2,548,900)      (684,500)
 Increase in costs and estimated earnings in
   excess of billings on uncompleted contracts ...............    (2,300,800)    (1,703,400)
 Increase in billings in excess of costs
   and estimated earnings on uncompleted contracts ...........     2,389,700        117,300
 Increase in prepaid expenses and other assets ...............      (178,300)    (1,293,800)
 Increase (decrease) in accounts payable and accrued expenses        935,700     (1,515,800)
 Decrease in refundable income taxes .........................          --          327,600
                                                                 -----------    -----------

   Net cash flows used in operating activities ...............      (699,900)    (3,849,100)
                                                                 -----------    -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
 Proceeds from sale of discontinued segment ..................          --        1,908,500
 Proceeds from sale of equipment .............................         7,300           --
 Purchase of equipment, net ..................................      (541,300)      (348,200)
                                                                 -----------    -----------

   Net cash flows (used in) provided from investing activities      (534,000)     1,560,300
                                                                 -----------    -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
 Net borrowings from revolving line of credit ................     1,253,500      2,195,500
 Proceeds from issuance of common stock ......................        32,300         46,600
 Reduction in long-term debt and short-term borrowings .......       (87,500)      (245,400)
 Purchase of treasury stock ..................................      (298,700)          --
                                                                 -----------    -----------

   Net cash flows provided from financing activities .........       899,600      1,996,700
                                                                 -----------    -----------

CASH PROVIDED BY DISCONTINUED OPERATIONS .....................          --          372,400
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........      (334,300)        80,300
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of period ...............     1,963,000      1,850,200
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, ending of period ..................   $ 1,628,700    $ 1,930,500
                                                                 ===========    ===========

        The accompanying notes are an integral part of these statements.

         EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999


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

On April 10, 2000, the Company further reported that the previously disclosed investigation, conducted in association with the Company's current auditors, PricewaterhouseCoopers LLP, isolated the restatements to fiscal years 1999 and 1998. As previously disclosed, the cumulative effect of the restatements would reduce pre-tax earnings by $1.4 million.

On April 7, 2000, Arthur Anderson LLP, who served as the Company's auditors through August 31, 1999, notified the Company by letter that its previously issued reports on the financial statements of the Company for the years ended August 31, 1999 and 1998 should no longer be relied upon.

The Audit Committee's investigation has been completed and, as a result of its findings, on June 16, 2000 the Company restated its previously reported financial results for fiscal years 1999 and 1998. The fiscal year 1999 financial information set forth herein incorporates all relevant information obtained from the investigation. As a result of the accounting irregularities, on June 16, 2000, the Company filed audited restated financial statements and financial data schedules for the fiscal years ended August 31, 1999 and August 31, 1998 on amended Form 10-K/A for the fiscal year ended August 31, 1999, and filed unaudited restated quarterly financial statements and related financial data schedules on amended forms 10Q/A for the three months ended November 30, 1999, 1998, and 1997; the six months ended February 29, 2000 and February 28, 1999 and 1998; and the nine months ended May 31, 1999 and 1998. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings, to the restated amounts, which are included in the financial statements presented in this Form 10-Q (see Note 2).

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation have been included.

Note 2. RESTATEMENT

On April 10, 2000, the Company reported that the Audit Committee's investigation into the accounting irregularities was complete. The accompanying restated financial statements incorporate all relevant information obtained in the investigation. The Company has identified and recorded all corrections arising from the findings of the investigation and the process of restating the Company's consolidated financial statements. The corrections are the result of the accounting irregularities. Provided below is a summary of the impact of such corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this quarterly report on Form 10-Q. A more detailed explanation of the adjustments and a detailed reconciliation of the effects that such adjustments had on the annual financial statements from 1998 through 1999, is provided in the Company's restated audited financial statements on amended Form 10-K/A for the fiscal year ended August 31, 1999, filed on June 16, 2000.

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

Balance Sheet at May 31, 2000

 - The cumulative effect of accounting irregularities for the balance sheet at May 31, 2000 was to decrease total assets and stockholders' equity by $901,700.

Nine Months ended May 31, 1999

                                                         Nine Months ended May 31, 1999
                                              -----------------------------------------------------
                                              As Previously         Accounting             As
                                                Reported           Irregularities       Restated
                                               ----------              -------           ----------
Net revenue .........................          24,873,500              (32,300)          24,841,200
Total expenses ......................          27,576,800                 --             27,576,800
                                               ----------              -------           ----------
Income from operations ..............          (2,703,300)             (32,300)          (2,735,600)
Interest expense, net ...............            (139,600)                --               (139,600)
Benefit for income taxes ............          (1,137,600)             (12,500)          (1,150,100)
                                               ----------              -------           ----------
Net loss from continuing operations .          (1,705,300)             (19,800)          (1,725,100)
Loss from discontinued
   segment ..........................            (119,000)                --               (119,000)
Gain on sale of discontinued Segment,
   net of taxes .....................              35,300                 --                 35,300
                                               ----------              -------           ----------
Net Income (loss) ...................          (1,789,000)             (19,800)          (1,808,800)
Loss per Share, Basic
   Continuing Operations ............               (0.27)                --                  (0.27)
   Discontinued Operations ..........               (0.02)                --                  (0.02)
                                               ----------              -------           ----------
   Net income .......................               (0.29)                --                  (0.29)
Loss per Share, Diluted
   Continuing Operations ............               (0.27)                --                  (0.27)
   Discontinued Operations ..........               (0.02)                --                  (0.02)
                                               ----------              -------           ----------
   Net income .......................               (0.29)                --                  (0.29)

Nine Months Ended May 31, 2000

No Restatements

Note 3. DISPOSAL OF ANALYTICAL SERVICES SEGMENT

On April 30, 1999, the Company completed the cash sale of the EA Laboratories division to Severn Trent Laboratories, Inc. The assets of the Analytical Sampling Services segment sold consisted primarily of an inventory of supplies, the balance of costs and estimated earnings in excess of billings on uncompleted contracts as of the transaction date, and property, plant and equipment. The cash transaction resulted in a net pretax gain of $58,800.

Since the Analytical Services segment was discontinued on April 30, 1999, there are no comparative results to discuss. However, operating results of the Analytical Services segment for the three and nine months ended May 31, 1999 have been restated and are shown separately in the accompanying income statements under operations of discontinued segment.

Gross revenues of the Analytical Services segment for the three and nine months ended May 31, 1999 were $931,700 and $4,298,900, respectively. These amounts are not included in the accompanying income statement's total revenue from continuing operations, but are reflected within operations of discontinued segment.

Note 4.  EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. During the quarter and nine months ended May 31, 2000, 9,479 and 32,871 shares, respectively, were purchased under this Plan. A total of 37,465 shares remain authorized for distribution under the Purchase Plan as of May 31, 2000.

Note 5.  STOCK PURCHASE

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the nine months ended May 31, 2000, the Company purchased 267,600 shares of common stock under this plan. The Company suspended the repurchase program on February 4, 2000, when it was reported that management had discovered accounting irregularities (see Note 2). The Company purchased these shares, at cost, which are presented as Treasury Stock in the consolidated balance sheet. There is no assurance as to the actual number of shares that will be purchased under the program should it be reactivated.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On February 4, 2000, as a result of the discovery of accounting irregularities related to unbilled revenue, the Audit Committee of the Company's Board of Directors ("Audit Committee") initiated an investigation into such matters. The Audit Committee recently completed the investigation into such matters. On June 16, 2000, the Company restated its financial results for fiscal years 1999 and 1998 and the interim quarterly periods during 1998 through February 2000. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigation.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2000 Versus Three Months Ended May 31, 1999

Net revenue for the three months ended May 31, 2000 was $9,038,700, compared to $9,145,400 for the same period in the prior fiscal year. This slight decrease of 1.2% in net revenue is due to higher subcontractor and other direct project costs.

Direct salaries and other operating costs for the three months ended May 31, 2000 increased 5.6% to $7,122,800 or 78.8% of net revenue from $6,746,400 or
73.8% for the three-month period ended May 31, 1999. This increase is primarily due to the sales and marketing efforts of the regional operations. The decentralization of sales and marketing efforts has led to increased bid and proposal and overhead costs associated with greater effort in securing new awards in our regional operations.

Sales, general and administrative costs for the three months ended May 31, 2000 decreased by 8.0% to $1,786,400 or 19.8% of net revenue, from $1,941,900 or 21.2% of net revenue, for the three-month period ended May 31, 1999. The decrease is due to lower corporate sales and marketing related costs from quarter to quarter. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in corporate sales and marketing personnel and cost savings resulting from the decentralization of EA's marketing and business development program.

The provision for income taxes was $25,000 for the three months ended May 31, 2000 compared to $165,000 in the third quarter of fiscal 1999. This represents an effective tax rate of 40% and 42%, respectively.

The Company recorded a net loss from operations of its now discontinued Analytical Services segment of $147,000 in the second quarter of fiscal 1999. The segment was sold in the third quarter of fiscal 1999.

As a result of the above factors, the Company incurred net income of $37,900, or 0.4% of net revenue, for the third quarter ended May 31, 2000 compared to net income of $263,000, or 2.9%, in the third quarter of fiscal 1999.

Nine Months Ended May 31, 2000 Versus Nine Months Ended May 31, 1999 (Consolidated)

Net revenue for the nine months ended May 31, 2000 was $26,519,700, an increase of 6.8% compared to $24,841,200 for the same period in the prior fiscal year. This increase in net revenue, primarily in the federal sector, is attributable to several new contracts underway in the Company's Mid-Atlantic, Northeast and South Central branches. Additionally, an increase of 5.0% in the technical headcount has also contributed to the growth in net revenue.

Direct salaries and other operating costs increased 6.6% to $20,575,600 or 77.6% of net revenue from $19,307,900, or 77.7% of net revenue for the nine-month periods ended May 31, 2000 and May 31, 1999, respectively. This increase is primarily due to the sales and marketing efforts of the regional operations. This has led to increased bid and proposal and overhead costs associated with the increase in year-to-date contract awards of $4.6 million in our regional operations. Operating costs increased by approximately $100,000. These additional costs are related to the restatement of the Company's financial results for fiscal years 1999 and 1998 and the interim quarterly periods during 1998 through February 2000. The Company anticipates* the remaining cost related to the restatements to be approximately $150,000 - $200,000.

Sales, general and administrative costs decreased by 14.6% to $5,237,400, or 19.7% of net revenue, from $6,136,300 or 24.7% of net revenue, for the nine-month periods ended May 31, 2000 and May 31, 1999, respectively. This decrease is primarily due to lower corporate sales and marketing related costs in the current period. This reduction is a direct result of the fiscal 1999 second quarter restructuring which included a reduction in corporate sales and marketing personnel and cost savings resulting from the decentralization of EA's marketing and business development program. The decrease also included a non-recurring forfeiture recapture associated with the Company's 401K plan of approximately $240,000.

The provision for income taxes was $216,000 and the benefit from income taxes was $1,150,100 for the nine months ended May 31, 2000 and May 31, 1999, respectively. This represents an effective tax rate of 40% in both periods.

As a result of the above factors, the Company incurred net income of $323,700 and a net loss of $1,808,800, or 1.2% and 7.3% of net revenue, for the nine months ended May 31, 2000 and May 31, 1999, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $334,300 for the nine months ended May 31, 2000. The decrease was primarily due to the purchase of treasury stock of $298,700, offset by cash provided by financing activities of $899,600.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $541,300 for the nine months ended May 31, 2000. The Company anticipates the level of capital expenditures for the remainder of fiscal year 2000 to remain fairly consistent with the level in the first nine months ended May 31, 2000 and to be financed by cash generated from operations.

At May 31, 2000, the Company had outstanding long-term debt of $4,579,700. This represents a net increase of $1,253,500 from the $3,326,200 balance at August 31, 1999. The net increase was due to the timing of receipts, totaling $1,032,399 on June 1, 2000.

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

     - The Company filed a report on Form 8-K dated June 6, 2000 reporting that the Company's common stock would continue to trade on Nasdaq
          Smallcap Market under the symbol EACEC to signify that continued trading is under exception to Nasdaq listing requirements and is subject to satisfying certain conditions, specifically filing by June 16, 2000 the Company's amended financial statements for 1998 and 1999 and satisfying Nasdaq's $1.00 minimum bid price listing requirement by September 16, 2000.

     - The Company filed a report on Form 8-K dated June 16, 2000 reporting that the Company restated its previously reported financial results for fiscal years ended August 31, 1999 and August 31, 1998 and the quarterly results for fiscal years 1999 and 1998 and the first two quarters of fiscal year 2000.

     - The Company filed a report on Form 8-K dated June 30, 2000 reporting that effective June 29, 2000, the Company's common stock will continue to trade on the Nasdaq SmallCap Market under the symbol EACOC. This change in symbol signifies Nasdaq's decision that the Company has now complied with the exception related to the filing of financial statements.

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

July 13, 2000                              By: /s/ Loren D. Jensen
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



July 13, 2000                             By: /s/ Barbara L. Posner
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