Form 10-K
period 2000-08-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2000-11-20
CIK 802492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                  ------------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______________ to _______________

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                           52-0991911
             ------------                        ------------
      (State or Other Jurisdiction              (I.R.S. Employer
     of Incorporation or Organization)          Identification No.)

                11019 McCormick Road, Hunt Valley, Maryland 21031
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number Including Area Code: (410) 584-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of November 13, 2000 was approximately $3,670,000.

The number of shares outstanding of the Registrant's Common Stock as of November 13, 2000 was 5,990,148.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2000 Annual Report to Stockholders are incorporated by reference in Part II of this Report.

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

  Item                                                                     Page
  ----                                                                     ----

                                     PART I

   1     Business                                                            1
   2     Properties                                                          8
   3     Legal Proceedings                                                   8
   4     Submission of Matters to a Vote of Security Holders                 8

                                     PART II

   5     Market for the Registrant's Common Stock and Related Shareholder

            Matters                                                          9
   6     Selected Financial Data                                            10
   7     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           11
   8     Financial Statements and Supplementary Data                        15
   9     Disagreements on Accounting and Financial Disclosure               30

                                    PART III

 10      Directors and Executive Officers of the Registrant                 31
 11      Executive Compensation                                             32
 12      Security Ownership of Certain Beneficial Owners and Management     36
 13      Certain Relationships and Related Transactions                     37

                                     PART IV

 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K   38
         Signatures                                                         42
         Exhibit Index                                                      43

                                     PART I

ITEM 1.       BUSINESS

General

EA Engineering, Science, and Technology, Inc., together with its wholly owned subsidiaries ("EA" or the "Company") is a global consulting firm that provides integrated solutions to environmental, safety, and health issues. Through its network of more than 20 regional and satellite offices, EA provides scientific, engineering, technology, and management solutions to federal, state, and local government, industrial and other private sector utility clients. The goal of the Company is to help management in industry and government improve their performance and achieve their business and organizational objectives.

EA's organizational structure consists of the parent company, EA Engineering, Science, and Technology, Inc.; its wholly-owned subsidiaries, EA International, Inc. and EA Financial, Inc.; and EA Financial's wholly-owned subsidiaries, EA Global, Inc. and EA de Mexico, S.A. de C.V.

The Company was founded and initially incorporated in Maryland in 1973; after a name change, the Company was subsequently incorporated in Delaware in 1986. The Company was initially engaged in environmental assessment and permitting related to power plant siting and expansion. Since that time, the Company has responded to market conditions and opportunities by expanding its technical expertise, service groups and client base. EA provides its services through a network of offices located throughout the United States, Mexico and Guam.

Historically, the demand for EA's services was driven largely by federal, state and local environmental laws and regulations impacting the Company's clients. A great deal of cleanup activity and progress has been generated as a result of those laws and regulations.

In recent years, as the regulatory environment and economic conditions have changed, the demand for the Company's services has been stimulated by new, more business-oriented factors, including the recognition that it is more cost-effective to prevent pollution than to remediate it after discharge. Further, market-based incentive programs have spawned a new approach to business operations. Within these incentive systems are a series of programs, such as emissions trading, Brownfields redevelopment, and wetlands banking, that provide a benefit to clients and contribute to the overall enhancement of environmental quality. Additionally, many clients are implementing environmental strategy as a method of increasing global competitiveness and enhancing profitability. EA believes that this strategic shift will stimulate opportunity for its business-oriented consulting services in both the domestic and international markets.

In our role as an advocate and strategic resource to our clients, EA provides the management perspective and technical skills to anticipate, identify, address and resolve environmental, safety and health issues affecting business performance and profitability.

Accounting Irregularities

On February 4, 2000, the Company announced that during its normal review of aged unbilled revenue, it had discovered accounting irregularities. As a result, the Audit Committee of the Board of Directors (the "Audit Committee") authorized its Associate General Counsel to perform an independent investigation (the "Company Investigation") into these accounting irregularities. The Company's counsel immediately engaged a forensic audit team from PricewaterhouseCoopers LLP, the Company's current auditors, to assist in the Company Investigation into these accounting irregularities.

On April 10, 2000, the Company announced that the Company Investigation was complete; the results of which isolated the restatements to fiscal years 1999 and 1998 and the quarterly periods in fiscal year 1998 through February 2000. The cumulative effect of the restatements reduced earnings on a pre-tax basis by $1.4 million. In the same announcement, the Company advised that Arthur Andersen LLP, who had served as the Company's auditors through August 31, 1999, had notified the Company by letter that its previously filed reports on the financial statements of the Company for the years ended August 31, 1999 and 1998 should no longer be relied upon. The Company then retained PricewaterhouseCoopers LLP to conduct the financial audit and to assist in the restatement of earnings for the affected accounting periods. The Company made adjustments to correct the misapplication of generally accepted accounting principles resulting in improper revenue recognition. This error involved recording fictitious revenue resulting from the actions of individual(s) who are no longer employed by or associated with the Company. The Company has restated its previously reported financial results for fiscal years ended August 31, 1999 and 1998 and the quarterly financial results for 1998, 1999 and the first two quarters of Fiscal 2000.

The restated net loss for fiscal year 1999 totaled $1,530,400 or $0.24 per diluted share. Additionally, the restated net loss for fiscal year 1998 totaled $240,100 or $0.04 per diluted share. The Company had originally reported a net loss of $1,473,600 or $0.23 per diluted share and net income of $604,800 or $0.10 per diluted share in fiscal years 1999 and 1998, respectively. The cumulative after tax effect of the restatement for the two affected years is a total reduction in earnings of $901,700.

Services

EA integrates science, engineering, and technology to provide solutions to it clients' complex environmental and health and safety issues affecting business performance and profitability. EA's primary areas of service include Water Quality and Water Resources Management, Natural Resources and Risk Management, Site Characterization and Remediation, In-Plant and Industrial Hygiene Services, Solid Waste Management, Information Technology and Data Management, Air Quality and Energy Management, and Strategic Planning of Environmental Issues.

The multi-faceted nature of environmental problems requires an interdisciplinary team of professionals to provide integrated solutions. As such, strict classification by service type is not practical for most of the Company's projects. In providing its services, EA has developed certain remedial and analytical technologies, planning and management services and processes for the mitigation and control of environmental damage and risks. In addition, we assist clients in responding to issues raised by regulatory agencies, community groups, and "interested" organizations. All of its service areas are part of vertically integrated capabilities that the Company may offer its clients.

The Company's services normally are performed by a team of scientists, engineers, and planners, and include a combination of the following:

 o Consultation to determine the nature and scope of potential environmental, energy, or health and safety problems.

 o Development and implementation of solutions to identified issues.

 o Economic analyses, database development, strategic and tactical planning of environmental and/or and health and safety programs.

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

The following table reflects the approximate percentage of consolidated net revenue derived by contract type in each of the last three years ended August 31, 2000:


                                           Year Ended August 31,
  ------------------------ ---------------------------------------------------
                                 2000              1999             1998
  ------------------------ ------------------ ---------------- ---------------
  Time-and-materials               37%               37%             33%
  Fixed-price                      47                41               48
  Cost-plus-fixed-fee              16                22               19
  ------------------------ ------------------ ---------------- ---------------
                                  100%              100%            100%
  ======================== ================== ================ ===============

During fiscal 2000, the majority of the Company's work continued to be from fixed-price and time-and-materials contracts. The Company believes that the increasing number of such contracts are in line with an industry trend in which clients transfer cost overrun risk to the prime contractor who in turn transfers the risk to its subcontractors, where applicable.

In general, the Company's contracts vary in length from one month to ten years and require performance within the contractually specified timeframe. Although the Company holds certain federal contracts with options for longer durations, most of these contracts require annual renewals by the client.

Clients

EA provides services directly to government, industrial, and utility clients and indirectly through work performed for architect/engineers, engineer/contractors, law firms and financial institutions. The Company's goal is to assist its clients in achieving their business and growth objectives as cost-effectively and dependably as possible.

During fiscal 2000, the Company provided services to more than 475 industrial, utility and government clients through more than 1,500 projects in the private sector and 400 projects in the federal, state, and local government sectors. Although more private sector projects were performed, the portion of net revenue provided by the federal government was 52%, 54%, and 50% in fiscal years 2000, 1999, and 1998, respectively. The Company believes that the diversified mix of business revenue derived from each of its client sectors (federal government, state and local governments, industry and utilities) will help ensure its continuing financial success.

Although a significant portion of net revenue was derived from agencies of the federal government, the Company's services are performed for many different departments and in many different regions of the country, thereby reducing the financial risks associated with delays or cancellation of any particular contract. In management's opinion, the loss of any one of the Company's clients, other than a major government client within its major revenue-generating sectors, would not have a material effect on operations or profitability.

The following table reflects the approximate percentage of net revenue derived from the Company's major client sectors for each of the three years in the period ended August 31, 2000:


                                                      Year Ended August 31,
 ------------------------------------- ----------------------------------------------------
                                             2000              1999             1998
 ------------------------------------- ----------------- ----------------- ----------------
 Federal government                            52%               54%               50%
 Industrial and other private sector           33                36                37
 Utilities                                      5                 2                 6
 State and local government                    10                 8                 7
 ------------------------------------- ----------------- ----------------- ----------------
                                              100%              100%             100%
 ===================================== ================= ================= ================

Sales and Marketing

The Company utilizes both a centralized corporate marketing department and local marketing groups within each of our regional operations whose offices are located in and around major metropolitan cities across the United States. As EA's mix of business varies by geographic location, the Company implemented a regional organization structure in fiscal 1999 to support the decentralization of its marketing and business development program. A regional structure places business development and marketing resources directly within proximity to regional clients where they are needed and further increases concentration on operations. Under the regional structure, EA's operations include the Northeast, Mid-Atlantic, Southeast, North Central, South Central and West. The Company's corporate marketing staff are involved with the tracking and development of large Federal opportunities and support the regional operations, as necessary, with the pursuits of local contract opportunities. The Company employs a variety of business development and marketing techniques, including one-on-one client meetings and presentations, hosting and participating in industry seminars, responding to formal requests for proposals, initiating direct-mail programs, and establishing an ongoing public relations/technical article program within industry trade journals.

A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of work to include follow-on complementary and new activities and often refer EA to their colleagues at other locations. It is estimated that 82% of new awards in fiscal 2000 were due to expanding the scope of work at existing client locations. Additionally, the Company has an active business development program focused on identifying new clients. In fiscal 2000, the Company was awarded approximately $10.5 million, or 18%, of new awards from new clients. The Company often teams with other consulting firms or provides its services as a subcontractor to larger architect/engineer or engineer/contractor firms.

Backlog

At August 31, 2000, the Company's total contract backlog was approximately $32.4 million compared to contract backlog of $35.9 million at August 31, 1999. The decrease in total contract backlog was largely attributable to the unusually high gross revenue in the fiscal year, which was greater than new contracts awarded. Because subcontractor and other direct project costs can change significantly from project to project, the change in total contract backlog is not necessarily a true indication of business trends. Accordingly, the Company considers net backlog (total backlog less estimated subcontractor and other project costs) as its primary measure of backlog. The Company's net contract backlog was approximately $22.7 million at the end of fiscal 2000, relatively flat in comparison to approximately $24.0 million at the end of fiscal 1999. The Company expects that approximately 80% of the contract "fiscal" backlog will be completed during the fiscal year. The Company's total contract backlog attributable to federal government contracts as of August 31, 2000 was $16.0 million ($11.2 million, net), compared to $21.8 million ($14.2 million, net) the prior year.

In addition to this contract backlog, at August 31, 2000, the Company held indefinite delivery/indefinite quantity (ID/IQ) type contracts from various clients, principally government agencies for up to $80.3 million compared to $79.0 million at August 31, 1999. To achieve growth into fiscal 2001 and beyond, the Company has made several investments in domestic markets opening offices in Miami and New York City.

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

Employees

As of August 31, 2000, the Company had approximately 363 regular full-time employees compared to 369 regular full-time employees at August 31, 1999. Most of the Company's employees are engaged in performing scientific, engineering, remediation and consulting services; the remainder provide executive, administrative and other support services. The Company also hires part-time or temporary personnel to meet the requirements of a particular contract. EA's staff includes professional engineers, biologists, chemists, geologists, industrial hygienists, public health scientists, regulatory specialists, toxicologists, industrial planners, computer scientists, and business managers.

The Company has invested in training and mentoring programs to promote continued learning within the Company. The Company has instituted several programs including project manager training, sales management seminars and technical development programs, and has an established professional career path development program. Additionally, EA offers a tuition reimbursement program for all employees.

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

Typical projects, especially those in excess of $100,000, are bid by numerous firms. The number of competitors for any one procurement varies and is dependent upon the value of the projects, restrictions, and financial and risk factors. The principal competitive factors are client relationships, pricing, reputation, and quality of services, expertise, and local presence. Increasingly, multiple firms are deemed "technically qualified," leaving price and established relationships to determine the winning bid.

EA believes that its favorable competitive factors are its multidisciplinary capabilities, its reputation for quality of services, and its geographical dispersion. In each market sector, EA competes with engineering, consulting, and program management firms ranging from small firms offering niche services to large multinational firms having substantially greater marketing, management and financial resources than the Company. Management believes no one firm currently dominates a significant portion of any of the service areas either regionally or nationally.

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

The Clean Air Act (CAA) Amendments of 1990, which were reauthorized in 1990, established a series of programs to control airborne emissions from mobile and stationary sources. The Act confirmed the goal of attaining National Ambient Air Quality Standards (NAAQS) throughout the U.S., requiring "nonattainment" areas to establish compliance programs. The CAA Amendments of 1990 also established requirements for the EPA to adopt Risk Management Program (RMP) requirements, affecting an estimated 64,000 facilities nationwide, handling toxic, flammable, and/or reactive chemicals. These regulations which were adopted in June 1996 and became effective June 1999, address programs and procedures designed to prevent or minimize the consequences of accidental releases of hazardous materials that could affect the public or environment.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA, or Superfund) and its subsequent reauthorizations seek to address the current consequences of past hazardous waste management practices. Any organization that owns or owned a site on which hazardous materials are present, or that operates or operated a facility generating or containing hazardous materials, may be liable under CERCLA for cleanup responsibility.

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

In addition to federal environmental regulations, many state and local authorities have passed legislation and other regulations and policies similar to the federal laws described above, to provide additional protection and cover more detailed aspects of environmental and safety and health management.

Insurance

The Company maintains a full range of insurance coverage including professional liability insurance and pollution liability coverage. There can be no assurance that the Company will not incur liability arising out of its general business operations or from the professional services it renders to its clients or that such liability, if incurred, will not have a material adverse effect upon the Company. However, these insurance policies will provide limited protection and defense up to their stated amounts.

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

ITEM 2.  PROPERTIES

The Company's headquarters and Baltimore regional office are located in approximately 76,100 square feet of leased space, of which approximately 4,200 square feet are being sublet. The Company's leases for these facilities are with partnerships whose members include the Chairman of the Board of Directors of EA and certain members of his family.

The Company's primary regional and satellite offices in the United States are located in:

 Baltimore, Maryland      San Francisco, California     Pittsburgh, Pennsylvania
 New Castle, Delaware     Sacramento, California        Lincoln, Nebraska
 New York, New York       Concord, California           Dallas, Texas
 Newburgh, New York       Portland, Oregon              Houston, Texas
 Syracuse, New York       Seattle, Washington           Fairbanks, Alaska
 Iselin, New Jersey       Chicago, Illinois             Honolulu, Hawaii
 Boston, Massachusetts    Oak Brook, Illinois           Miami, Florida

In addition, the Company has established office locations in Mexico City, Mexico and Yigo, Guam.

The Company leases office and storage facilities for each regional office. Presently, the facilities are suitable, adequate, and generally utilized to capacity.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party. The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of the Company, the disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended August 31, 2000.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
               MATTERS

On October 31, 1986, EA common stock began public trading in the over-the-counter market under the symbol "EACO." The following table shows the high and low sales price reported on the Nasdaq National Market Small Cap Systems. As of October 13, 1999, the Company's common stock began trading on the Nasdaq Small Cap Market System ("NASDAQ"). Such over-the-counter market quotations, however, reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                            High       Low

      Fiscal 1999:              First Quarter                $2.00       $1.00
                                Second Quarter                1.50        1.00
                                Third Quarter                 1.56        0.94
                                Fourth Quarter                1.38        1.00

      Fiscal 2000:              First Quarter                $1.13       $0.50
                                Second Quarter                3.88        0.50
                                Third Quarter                 2.06        0.53
                                Fourth Quarter                1.09        0.69


On November 13, 2000, the closing price of the common stock as reported by NASDAQ was $1.00 per share. On that date, there were approximately 853 holders of record.

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


                                            -----------------------------------------------------------------
                                                 2000         1999        1998       1997        1996
                                                         (In thousands, except for share amounts)
                                            -----------------------------------------------------------------
Operations data:
      Total revenue                              $60,868   $ 48,727    $ 52,237    $ 68,189    $ 80,933
      Net revenue                                 35,196     34,146      35,320      37,443      48,495
      Income (loss) from continuing operations       635     (2,228)       (187)     (6,863)         38
      Net income (loss) from continuing
          operations                                 227     (1,447)       (178)     (4,615)       (124)

      Basic (loss) earnings per share from
          continuing operations                  $  0.04   $  (0.23)   $  (0.03)   $  (0.74)   $  (0.02)
      Diluted (loss) earnings per share from
          continuing operations                  $  0.04   $  (0.23)   $  (0.03)   $  (0.74)   $  (0.02)

      Weighted average shares outstanding
                                                   6,168      6,312       6,255       6,206       6,138
      Diluted weighted average shares
          outstanding                              6,170      6,312       6,255       6,206       6,138

Balance sheet data:
      Working capital                            $ 8,839   $  9,331    $  8,807    $ 10,323    $ 15,955
      Total assets                                25,516     22,664      22,140      26,341      33,329
      Long-term borrowings, net of
          current portion                          3,673      3,326       1,349       2,332       2,665

      Stockholders' equity                        11,471     11,616      13,046      13,097      18,558


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are significantly affected by the timing of the award of contracts, the timing of performance on contracts, and the extent to which the Company's employees are performing billable tasks as opposed to being engaged in the preparation of contract proposals, bids and other required non-billable activities. Results of operations may also be affected to the extent that the Company chooses not to reduce its professional staff during a period of reduced demand for its services. Due to these factors, quarterly results of operations are not necessarily indicative of the results of operations for longer periods.

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

On February 4, 2000, as a result of the discovery of accounting irregularities related to unbilled revenue, the Audit Committee of the Company's Board of Directors ("Audit Committee") initiated the Company Investigation into such matters which has been completed. In June 2000, the Company restated its financial results for fiscal years 1999 and 1998 and the quarterly periods in fiscal year 1998 through February 2000. The financial information presented here has been restated to incorporate all relevant information obtained from the aforementioned investigation.

The Company made adjustments to correct the misapplication of generally accepted accounting principles resulting in improper revenue recognition. This error involved recording fictitious revenue resulting from the actions of individual(s) who are no longer employed by or associated with the company. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the financial statements have been included.

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


                                                          Year Ended August 31,
                                                       -------   -------   ------
                                                         2000      1999     1998
---------------------------------------------------    -------   -------   ------
Net revenue                                             100.0%    100.0%    100.0%
---------------------------------------------------     -----     -----     -----
Operating expenses:
  Direct salaries and other operating expenses           78.4      76.7      76.2
  Sales, general and administrative                      19.8      23.6      25.0
  Gain on "key employee" life insurance                  --        --        (0.7)
  Restructuring charges                                  --         6.2      --
---------------------------------------------------     -----     -----     -----
    Total operating expenses                             98.2     106.5     100.5
---------------------------------------------------     -----     -----     -----
Income (loss) from operations                             1.8      (6.5)     (0.5)
Interest expense, net                                    (0.7)     (0.5)     (0.4)
---------------------------------------------------     -----     -----     -----
Income (loss) before income taxes                         1.1      (7.0)     (0.9)
Provision (benefit) for income taxes                      0.4      (2.8)     (0.4)
---------------------------------------------------     -----     -----     -----
    Net income (loss) from operations                     0.7%     (4.2)%    (0.5)%
===================================================     =====     =====     =====

Fiscal 2000 Compared to Fiscal 1999

Net revenue from continuing operations in fiscal 2000 increased 3.1% to $35,195,600 from $34,146,900. This increase in net revenue is due to increased total revenue in fiscal year 2000 primarily related to large new contracts.

Direct salaries and other operating costs of $27,595,800 increased for the twelve months ended August 31, 2000 compared to $26,199,400 for the prior fiscal period. As a result of increased technical headcount, direct salaries and other operating costs as a percentage of net revenue increased to 78.4% in fiscal 2000 compared to 76.7% in fiscal 1999.

Sales, general and administrative costs decreased 13.4% to $6,964,400, or 19.8% of net revenue in fiscal 2000 from $8,042,500, or 23.6% of net revenue, for the twelve months ended August 31, 1999. The decrease is primarily due to lower general and administrative related costs. Sales costs decreased by $431,400 and general and administrative costs decreased by $646,700. The decrease also included a non-recurring forfeiture associated with the Company's 401K plan of approximately $240,000. Additionally, the Company had one-time out of pocket costs relating to accounting irregularities of approximately $300,000.

In February 1999, to address the Company's high overhead in relation to net revenue, the Company implemented several cost-cutting measures to effect its long-term profitability objectives and align expenses more directly with revenues. In connection with the restructuring, the Company incurred a one-time charge of $2,132,600 related primarily to severance agreements of 30 staff members including several senior sales and executive staff.

Additionally, in April 1999, the Company completed the sale of the EA Laboratories division to Severn Trent Laboratories, Inc. The assets of the analytical chemistry services segment that were sold consisted primarily of an inventory of supplies, the balance of costs and estimated earnings in excess of billings on uncompleted contracts as of the transaction date and property, plant, and equipment. The cash transaction resulted in a pretax gain of $58,800. Since the analytical services segment was discontinued on April 1999, there are no comparative results to discuss.

As a result of the above factors, income from operations for the twelve months ended August 31, 2000 was $635,400, or 1.8% of net revenue, compared to a loss from operations in the prior fiscal period of $2,227,600, or 6.5% of net revenue. Interest expense, net, increased $77,300 in fiscal 2000, compared to fiscal 1999, due to a higher line of credit balance used to fund operating activity.

For the twelve months ended August 31, 2000, the Company had a provision for income taxes of $150,400 compared to a benefit from income taxes of $961,400 in the prior fiscal year. This represents an effective rate of 40% in both fiscal years.

Net income from operations for the fiscal year ended August 31, 2000 was $227,200, or 0.7% of net revenue, compared to a loss from operations of $1,446,700, or 4.2% in the prior fiscal period.

For the twelve months ended August 31, 1999, the Company had a loss from its discontinued Analytical Services segment of $83,700. Included in this loss was a gain of $35,300, net of income taxes, on the sale of the segment.

As a result of the above, the Company had net income of $227,200, or 0.7% of net revenue for the twelve months ended August 31, 2000, compared to a net loss of $1,530,400, or 4.5%, in the prior fiscal period.

Fiscal 1999 Compared to Fiscal 1998

Net revenue from operations in fiscal 1999 decreased 3.3% to $34,146,900 from $35,319,900. This decrease in net revenue is primarily due to lower contract volume with the federal government as a result of the completion of certain indefinite delivery/indefinite quantity contracts. In addition to lower contract volume, $500,000 of certain noncollectible prior period revenue was written off in the second quarter of fiscal 1999. Additionally impacting the decrease, in fiscal 1998 the Company realized approximately $676,700 in additional contract net revenue on certain landfill projects which had loss provisions in fiscal 1997.

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

As a result of the above factors, the loss from operations for the twelve months ended August 31, 1999 was $2,227,600, or 6.5% of net revenue, compared to loss from operations in the prior fiscal period of $187,000, or 0.5% of net revenue. Interest expense, net, increased $58,800 in fiscal 1999 compared to fiscal 1998 due to a higher line of credit balance used to fund operating activity.

For the twelve months ended August 31, 1999, the Company had a benefit from income taxes of $961,400 compared to a benefit from income taxes of $130,900 in the prior fiscal year. This represents an effective rate of 40% in fiscal year 1999 and 42.4% in fiscal 1998.

The loss from operations for the fiscal year ended August 31, 1999 was $1,446,700, or 4.2% of net revenue, compared to a net loss from continuing operations of $177,800, or 0.5% in the prior fiscal period.

For the twelve months ended August 31, 1999, the Company had a loss from its discontinued Analytical Services segment of $83,700. Included in this loss was a gain of $35,300, net of income taxes, on the sale of the segment. The discontinued segment in the prior fiscal period had a loss of $62,300.

As a result of the above, the Company had an net loss of $1,530,400 or 4.5% of net revenue for the twelve months ended August 31, 1999, compared to a net loss of $240,100, or 0.7%, in the prior fiscal period.

Inflation

Because of its ability to generally pass through increased costs to its clients, as well as the generally low levels of inflation, the Company believes that inflation has not had a material impact on its operations.

Liquidity and Capital Resources

Cash and cash equivalents (cash) decreased by $299,300 in 2000, compared to an increase of $112,800 in 1999 and a decrease of $481,600 in 1998. During fiscal year 2000, the Company generated $733,000 of cash from operating activities, principally as a result of the 2000 net income as well as significant increases in billings in excess of cost and estimated earnings on uncompleted contracts. In addtion, the Company increased the line of credit balance by $159,900 from $3,326,200 in fiscal year 1999 to $3,486,100 in fiscal year 2000. At August 31, 2000, the availability under the revolving line of credit was $4,370,500 up from $2,733,800 at August 31, 1999. The Company anticipates a further reduction in its line of credit balance during the next several quarters, as revenues exceed operating expenses.*

The Company's capital expenditures (consisting primarily of purchases of equipment and leasehold improvements) of $738,400, $487,300, and $546,500 in 2000, 1999, and 1998, respectively, have been funded primarily from operating cash flows.

The Company maintains a bank credit arrangement with a regional bank consisting of: (i) a $7,000,000 Working Capital Revolving Line of Credit; (ii) a $1,500,000 Fixed Asset/Lease/Acquisition Revolving Line of Credit. Borrowings from the revolving line of credit are limited to certain percentages of accounts receivables and estimated earnings in excess of billings. The interest on all borrowings is LIBOR + 300.

At August 31, 2000, the Company had outstanding long-term debt of $3,486,100, which represented an increase of $72,400 from the August 31, 1999 balance of $3,413,700. The Company had no short-term borrowings under its line of credit at August 31, 2000 and 1999.

The Company's existing funds, cash from operations, and the available portion of its $7,000,000 bank line of credit and $1,500,000 equipment line are expected to be sufficient to meet the Company's present cash needs. The Company also currently believes it has the ability to raise capital through placement of debt and may pursue such options if the need arises to expand facilities, make acquisitions or acquire equipment in conjunction with a review of the most cost-effective means for the Company and its stockholders.

While the Company believes that there is sufficient demand for current operating levels, there can be no assurance that this demand will exist or continue. Although the Company has the ability to reduce its professional staff in periods of reduced demand, it may choose not to make full reductions in such periods, with resulting adverse effects on operations.

                           --------------------------
Forward-Looking Statements

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

Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to the accounting irregularities discussed in Item 1 and their further impact, if any, on the Company's operations and/or the Company's future profitability. Other important factors that the Company believes may cause actual results to differ materially from such forward-looking statements are discussed throughout this Report and in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes indicate that any such results or events (expressed or implied) will not be realized.

                           --------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data


                                                                            Page

                                                                         ----

Report of Independent Public Accountants                                  16

Consolidated Financial Statements:

      Consolidated Balance Sheets as of August 31, 2000 and 1999          17

      Consolidated Statements of Operations for the years ended
         August 31, 2000, 1999, and 1998                                  19

      Consolidated Statements of Changes in Stockholders' Equity

         for the years ended August 31, 2000, 1999, and 1998              20

      Consolidated Statements of Cash Flows for the years ended
         August 31, 2000, 1999, and 1998                                  21

      Notes to Consolidated Financial Statements for the years
         ended August 31, 2000, 1999, and 1998                            22

                        Report of Independent Accountants

To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of EA Engineering, Science, and Technology, Inc. and its subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                           /s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
November 1, 2000

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          August 31,         August 31,
                                                             2000              1999
                                                        ------------        ------------
  CURRENT ASSETS:

         Cash and cash equivalents                       $  1,663,700        $  1,963,000
         Accounts receivable, net                          10,829,200           8,679,600
         Costs and estimated earnings in excess of
              billings on uncompleted contracts             6,027,700           5,176,000
         Prepaid expenses and other                           377,200             636,700
         Deferred income taxes                                311,900             597,800
                                                        ------------        ------------
           Total Current Assets                            19,209,700          17,053,100
                                                         ------------        ------------

  PROPERTY AND EQUIPMENT, at cost:

         Furniture, fixtures and equipment                  9,816,500           8,920,600
         Leasehold improvements                             1,039,100           1,031,700
                                                         ------------        ------------
         Total property and equipment                      10,855,600           9,952,300

         Accumulated depreciation and amortization         (9,344,000)         (9,102,900)
                                                         ------------        ------------
           Net Property and Equipment                       1,511,600             849,400
                                                         ------------        ------------

  OTHER ASSETS:

         Deferred income taxes                              3,586,500           3,451,000
         Other assets                                       1,207,900           1,310,500
                                                         ------------        ------------
          Total Other Assets:                               4,794,400           4,761,500
                                                         ------------        ------------
          Total Assets                                   $ 25,515,700        $ 22,664,000
                                                         ============        ============


      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         August 31,           August 31,
                                                            2000                1999
                                                         ------------        ------------
  CURRENT LIABILITIES:

     Accounts payable                                    $  5,673,200        $  3,555,300
     Accrued expenses                                         459,800           1,443,200
     Accrued salaries, wages and benefits                   2,320,800           2,228,400
     Current portion of long-term debt                             --              87,500
     Current portion of capital lease obligation               44,700                  --
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                    1,872,500             407,800
                                                         ------------        ------------
       Total Current Liabilities                           10,371,000           7,722,200
                                                         ------------        ------------
  LONG-TERM DEBT
     Capital lease obligation                                 187,300                  --
     Long-term debt, net of current portion                 3,486,100           3,326,200
                                                         ------------        ------------
        Total Long-Term Debt                                3,673,400           3,326,200
                                                         ------------        ------------
       Total Liabilities                                   14,044,400          11,048,400
                                                         ------------        ------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS EQUITY:
      Common stock, $.01 par value; voting;
        10,000,000 shares authorized; 6,378,800
        and 6,335,000 shares issued and outstanding             63,800              63,400
      Preferred stock, $.01 par value; 8,000,000
        shares authorized; none issued                              --                  --
      Capital in excess of par value                        11,149,700          11,108,300
      Notes receivable from stockholders                            --             (78,000)
      Retained earnings                                        749,100             521,900
      Treasury stock, 463,600 shares, at cost                 (491,300)                 --
                                                          ------------        ------------
        Total Stockholders Equity                           11,471,300          11,615,600
                                                          ------------        ------------
     Total Liabilities and Stockholders Equity            $ 25,515,700        $ 22,664,000
                                                          ============        ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended August 31,
                                                           2000                1999                1998
                                                        ------------       ------------       ------------
  Total revenue                                         $ 60,867,600       $ 48,727,600       $ 52,237,400
  Less - Subcontractor costs                             (19,399,000)        (8,904,300)       (11,003,000)
  Less - Other direct project costs                       (6,273,000)        (5,676,400)        (5,914,500)
                                                        ------------       ------------       ------------
         Net revenue                                      35,195,600         34,146,900         35,319,900
                                                        ------------       ------------       ------------
  Operating costs and expenses:
       Direct salaries and other operating                27,595,800         26,199,400         26,935,300
       Sales, general and administrative                   6,964,400          8,042,500          8,832,700
       Gain on "key employee" life insurance                      --                 --           (261,100)
       Restructuring charges                                      --          2,132,600                 --
                                                        ------------       ------------       ------------
         Total operating expenses                         34,560,200         36,374,500         35,506,900
                                                        ------------       ------------       ------------
  Income (loss) from continuing operations                   635,400         (2,227,600)          (187,000)
                                                        ------------       ------------       ------------
  Interest expense                                          (355,500)          (268,600)          (220,500)
  Interest income                                             97,700             88,100             98,800
                                                        ------------       ------------       ------------
  Income (loss) from continuing operations
    before income taxes                                      377,600         (2,408,100)          (308,700)
  Provision (benefit) from income taxes                      150,400           (961,400)          (130,900)
                                                        ------------       ------------       ------------
  Income (loss) from continuing operations                   227,200         (1,446,700)          (177,800)
                                                        ------------       ------------       ------------
  Discontinued operations
       Loss from operations of discontinued
        segment (net of tax)                                      --           (119,000)           (62,300)
       Gain on disposal of discontinued segment,
       including operating losses during phase-out
       period (net of tax)                                        --             35,300                 --
                                                        ------------       ------------       ------------
  Loss from discontinued operations                               --            (83,700)           (62,300)
                                                        ------------       ------------       ------------
  Net income (loss)                                     $    227,200       $ (1,530,400)      $   (240,100)
                                                        ============       ============       ============
  Income (loss) per share - basic
       Continuing operations                            $       0.04       $      (0.23)      $      (0.03)
       Discontinued operations                                    --              (0.01)             (0.01)
                                                        ------------       ------------       ------------
       Net income (loss)                                $       0.04       $      (0.24)      $      (0.04)
                                                        ============       ============       ============
  Income (loss) per share - diluted
       Continuing operations                            $       0.04       $      (0.23)      $      (0.03)
       Discontinued operations                                    --              (0.01)             (0.01)
                                                        ------------       ------------       ------------
       Net income (loss)                                $       0.04       $      (0.24)      $      (0.04)
                                                        ============       ============       ============

  Weighted average shares outstanding                      6,168,400          6,312,300          6,255,500
  Effect of dilutive stock options                             1,300                 --                 --
                                                        ------------       ------------       ------------
  Diluted weighted average shares outstanding              6,169,700          6,312,300          6,255,500
                                                        ============       ============       ============

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 2000, 1999, and 1998

                                                            Capital in        Notes
                                     Common       Common    Excess of    Receivable from    Treasury      Retained
                                  Stock Shares    Stock    of Par Value    Stockholders       Stock       Earnings         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997            6,227,300    $ 62,300   $ 10,902,300    $ (160,000)   $         -    $ 2,292,400   $ 13,097,000

Issuance of stock                      57,700         600        147,000             -              -              -        147,600

Writedown of notes receivable
from stockholders                           -           -              -        41,000              -              -         41,000

Net loss                                    -           -              -             -              -       (240,100)      (240,100)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1998            6,285,000      62,900     11,049,300      (119,000)             -      2,052,300     13,045,500

Issuance of stock                      50,000         500         59,000             -              -              -         59,500

Writedown of notes receivable
from stockholders                           -           -              -        41,000              -              -         41,000

Net loss                                    -           -              -             -              -     (1,530,400)    (1,530,400)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999            6,335,000      63,400     11,108,300       (78,000)             -        521,900     11,615,600

Issuance of stock                      44,200         400         41,400             -              -              -         41,800

Writedown of notes receivable
from stockholders                           -           -             -        16,000              -               -         16,000

Treasury Stock Transactions          (463,600)          -             -        62,000       (491,300)              -       (429,300)

Net loss                                    -           -             -             -              -         227,200        227,200
                               ----------------------------------------------------------------------------------------------------
Balance, August 31, 2000            5,915,600    $ 63,800  $ 11,149,700     $       -     $ (491,300)      $ 749,100   $ 11,471,300
===================================================================================================================================

        The accompanying notes are an integral part of these statements.

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended August 31,
                                                                         ---------------------------------------------
                                                                            2000             1999             1998
                                                                         -----------      -----------      -----------
  CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
      Net Income (loss)                                                  $   227,200      $(1,530,400)     $  (240,100)
      Noncash expenses included in net income (loss)-
        Depreciation and amortization                                        324,400          418,800        1,162,200
        Loss from operations of discontinued segment                              --          119,000               --
        Writedown of notes receivable from stockholders                       16,400           41,000           41,000
        Provision for losses on accounts receivable
          and unbilled receivable                                            344,300          243,500          130,500
        Gain (loss) on disposal of fixed assets                              (37,800)          48,000          (56,500)
        Gain on disposal of discontinued segment                                  --          (35,300)              --
        Provision for restructuring                                               --        2,132,600               --
        Deferred income taxes                                                150,400         (960,200)        (128,900)
      Changes in operating assets and liabilities -
        (Increase) decrease in accounts receivable                        (2,493,900)      (1,444,000)         924,900
        Decrease (increase) in costs and estimated
          earnings in excess of billings on uncompleted contracts           (851,700)        (896,900)         635,400
        (Increase) decrease  in prepaid expenses and other assets            362,100         (105,100)        (194,200)
        Increase (decrease) in accounts payable and accrued expenses       1,226,900       (2,073,900)      (2,433,500)
        Refundable income taxes                                                   --          407,600        1,476,300
        Increase (decrease) in billings in excess of
          of costs and estimated earnings on
          uncompleted contracts                                            1,464,700          161,100         (265,500)
                                                                         -----------      -----------      -----------
          Net cash flows (used for) from operating
              activities                                                     733,000       (3,474,200)       1,051,600
                                                                         -----------      -----------      -----------
  CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of equipment                                                 (738,400)        (487,300)        (546,500)
      Proceeds from sales of discontinued operations                              --        1,908,500               --
      Proceeds from sale of fixed assets                                      46,600               --           58,000
                                                                         -----------      -----------      -----------
          Net cash flows used for investing activities                      (691,800)       1,421,200         (488,500)
                                                                         -----------      -----------      -----------
  CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Net borrowings from revolving line of credit                           159,900        2,064,800         (566,300)
      Proceeds from issuance of common stock                                  41,800           59,500          147,600
      Reduction of long-term debt                                            (87,500)        (330,900)        (626,000)
      Purchase of treasury stock                                            (429,700)              --               --
      Repayment of capital lease obligations                                 (25,000)              --               --
                                                                         -----------      -----------      -----------
          Net cash flows from (used for) financing
            activities                                                      (340,500)       1,793,400       (1,044,700)
                                                                         -----------      -----------      -----------

  CASH PROVIDED BY DISCONTINUED OPERATIONS:                                       --          372,400               --
                                                                         -----------      -----------      -----------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                             (299,300)         112,800         (481,600)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,963,000        1,850,200        2,331,800
                                                                         -----------      -----------      -----------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 1,663,700      $ 1,963,000      $ 1,850,200
                                                                         ===========      ===========      ===========



        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED AUGUST 31, 2000 , 1999, AND 1998

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

Revenue Recognition--

EA Engineering, Science, and Technology, Inc., together with its wholly owned subsidiaries ("EA" or the "Company") is a global consulting firm that provides integrated solutions to environmental, safety, and health issues. The Company's services are generally performed under time-and-material, fixed-price, and cost-plus-fixed-fee contracts. Task orders from these contracts vary in length from one month to two years.

The Company accounts for contract revenues and costs under fixed-price contracts using the percentage-of-completion method. The percentage of completion is determined using the "cost-to-cost" method for each contract cost component. Under this method, direct labor and other contract costs incurred to date are compared to periodically revised estimates of the total of each contract cost component at contract completion to determine the percentage of revenues to be recognized. Revenues from time-and-material contracts are recognized currently as the work is performed. Revenues on cost-plus-fixed fee contracts are recognized to the extent of costs incurred plus a proportionate amount of the contracted fee. Certain cost-plus-fixed fee contracts also include provisions for earning performance based incentive fees. Provision for estimated losses on uncompleted contracts, to the full extent of the loss, is made during the period in which the Company first becomes aware that a loss on a contract is probable.

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

Major Clients--

Various agencies of the federal government accounted for approximately 52%, 54%, and 50% of the Company's net revenue for the years ended August 31, 2000, 1999, and 1998, respectively. Additionally, various agencies of the federal government accounted for approximately 46% and 40% of the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 2000 and 1999, respectively.

Cash and Cash Equivalents--

Cash equivalents consist of money market instruments with a purchased original maturity of three months or less, stated at cost, which approximates fair value.

Property and Equipment--

Property and equipment, stated at acquired cost, are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense for the fiscal years ended August 31, 2000, 1999, and 1998 was $324,400, $418,800, and $1,162,200,
respectively. The Company is the lessee of telephone equipment under capital leases expiring in 2005. The assets, subject to capital leases, are amortized over the lower of their related lease terms or their estimated productive lives. The depreciation of assets under capital leases is included in depreciation expense for fiscal year 2000. The cost and accumulated depreciation for property and equipment sold, returned, or otherwise disposed of are removed from the Company's books, and the net gain or loss is included in the determination of net income.

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

Risks and Uncertainties--

Reliance on major government contracts subjects the Company to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. The Company attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak workloads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect on the Company. See also Note 3 regarding net operating loss carryforwards.

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

Supplemental Disclosures and Other Cash Flow Information--

Cash paid during the years ended August 31, 2000, 1999, and 1998 for interest, was $355,500, $268,600, and $220,500, respectively. During fiscal year 2000, the Company purchased $257,000 of equipment under capital leases.

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

The income statements for the fiscal years 1999 and 1998 have been reclassified to present the operating results of the discontinued segment separately.

Gross revenue of the Analytical Services segment for the twelve months ended August 31, 1999 and 1998 were $4,298,900 and $6,373,300, respectively. These amounts are not included in the total revenue from continuing operations in the accompanying income statement, but are reflected within discontinued operations.

Note 3.  INCOME TAXES:

The benefit for income taxes includes current and deferred tax amounts summarized as follows:


                                                    Year Ended August 31,
--------------------------------------- -------------------------------------------
                                               2000          1999          1998
--------------------------------------- -------------------------------------------
Current tax expense (benefit):
   Federal                                $        --    $    (1,200)   $ (43,500)
   State                                           --             --           --
---------------------------------------   -----------    -----------    ---------
                                                   --         (1,200)     (43,500)
---------------------------------------   -----------    -----------    ---------
Deferred tax expense (benefit):
   Federal                                    124,900       (863,600)    (109,500)
   State                                       25,500       (152,400)     (19,400)
---------------------------------------   -----------    -----------    ---------
                                              150,400     (1,016,000)    (128,900)
---------------------------------------   -----------    -----------    ---------
Provision (benefit) for income taxes      $   150,400    $(1,017,200)   $(172,400)
=======================================   ===========    ===========    =========

Total deferred tax assets and liabilities as of August 31, 2000 and 1999 and the sources of the differences between the tax and financial reporting bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:


                                                   Year Ended August 31,
  ---------------------------------------------- ------------------------
                                                     2000         1999
                                                 ------------------------
Deferred tax assets:
    Property and equipment                       $  280,000   $  354,000
    Accrued expenses and reserves                   606,500      764,900
    Net operating loss and other carryforwards    3,288,200    3,299,800
-----------------------------------------------  ----------   ----------
                                                  4,174,700    4,418,700
-----------------------------------------------  ----------   ----------
Deferred tax liabilities:
    Prepaid expenses                                 45,000       34,600
    Miscellaneous                                   231,300      335,300
-----------------------------------------------  ----------   ----------
                                                    276,300      369,900
-----------------------------------------------  ----------   ----------
   Net deferred tax assets                       $3,898,400   $4,048,800
===============================================  ==========   ==========

The Company has net operating loss carryforwards at August 31, 2000 in the amount of approximately $8,400,000 for federal purposes which expire beginning 2017 and has recognized a related deferred tax asset of approximately $3.3 million. The ability of the Company to benefit from these carryforwards in the future is dependent on the Company's ability to generate sufficient taxable income prior to their expiration dates. Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however could be reduced in the near term based on changing conditions. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's net tax operating loss carryforwards generated prior to the ownership change will be subject to annual limitation which could substantially reduce or defer the utilization of theses losses.

Reconciliation of the statutory federal income tax rate and the effective income tax rate is summarized as follows:


                                                           Year Ended August 31,
  ----------------------------------------------------   -------------------------
                                                           2000    1999    1998
  ----------------------------------------------------   ----------------- -------
  Statutory federal income tax rate                        34.0%  (34.0)%  (34.0)%
  State income tax, net of federal income tax effect        4.5    (5.3)    (5.3)
  Other                                                     1.3    (0.6)    (3.1)
  ----------------------------------------------------     ----    ----     ----
  Effective income tax rate                                39.8%  (39.9)%  (42.4)%
  ====================================================     ====    ====     ====

Note 4.  ACCOUNTS RECEIVABLE:

Accounts receivable, excluding receivables from the disposed Analytical Segment, consist of the following:


                                                  Year Ended August 31,
  ------------------------------------------  -------------   -------------
                                                  2000             1999
  ------------------------------------------  -------------   -------------
  Contract accounts receivable                $ 10,154,000     $ 7,632,100
  Retainage by clients                           1,040,300       1,082,400
  -----------------------------------------   ------------     -----------
  Total accounts receivable                     11,194,300       8,714,500
  Less-Allowance for doubtful accounts            (365,100)        (34,900)
  -----------------------------------------   ------------     -----------
  Accounts receivable, net                    $ 10,829,200     $ 8,679,600
  =========================================   ============     ===========

Retention balances are billable at contract completion or upon attainment of other specified milestones. Consistent with industry practice, these receivables are classified as current assets. Management anticipates that substantially all retainages will be billed within one year.

Note 5.  BANK FINANCING ARRANGEMENTS:

The Company  maintains a credit  arrangement with a regional bank consisting of:
(i) an $7,000,000 revolving line of credit and (ii) a $1,500,000 revolving line of credit for fixed assets, leases, or acquisitions. Borrowings under the revolving line of credit are limited to 80% of certain accounts receivable; and costs and estimated earnings in excess of billings on uncompleted contracts up to a maximum of $4,000,000. As of August 31, 2000, $4,370,500 was available under the revolving line of credit. The line of credit is collateralized by substantially all the assets of the Company. Under the revolving line of credit, the Company is required to comply with covenants which require certain minimum ratios including debt service coverage, tangible net worth, and liabilities to tangible net worth, and restrict the amount of annual capital expenditures. During fiscal years 2000, 1999, and 1998, the Company was either in compliance or had obtained waivers on all covenants related to these arrangements.

                                                                      Year Ended August 31,
                                                                      2000          1999
  ------------------------------------------------------------     ----------     -----------
  Long-term debt consists of the following:
    Revolving credit facility  payable to commercial  bank,  interest charged at
     LIBOR  plus 300  basis  points at  August  31,  2000 and plus 250 at August
     31,1999, (9.12% and 7.66% at August 31, 2000 and 1999)

     facility expires September 2002                               $3,486,100     $ 3,326,200
                                                                   ----------     -----------
    Note  payable  to  a  commercial  bank  in  equal  monthly  installments  of
     $29,600,which   includes   interest   at  9.1%,   through   December   1999
     collaterialized by

     certain computer equipment                                            --          87,500
  ------------------------------------------------------------     ----------     -----------
  Total long-term debt                                              3,486,100       3,413,700
                                                                                  -----------
  Less-current portion                                                     --         (87,500)
  ------------------------------------------------------------     ----------     -----------
  Long-term portion                                                $3,486,100     $ 3,326,200
  ------------------------------------------------------------     ==========     ===========

Note 6.  LEASE COMMITMENTS:

The Company's central office, regional offices, and certain furniture and equipment are held under operating leases. These leases expire at various dates through fiscal 2007, and certain leases call for annual proportionate increases due to property taxes and certain other operating expenses. Lease expense amounted to $4,078,200, $5,732,900, and $6,061,000, for the years ended August 31, 2000, 1999, and 1998, respectively. Lease expense included payments of approximately $1,495,700, $1,775,000, and 1,900,400 for the years ended August 31, 2000, 1999, and 1998, respectively, to partnerships whose partners include the Chairman of the Board of EA and certain members of his family for its central office, and Loveton, Maryland, regional office and the laboratory facility. As part of the Analytical Services divestiture in April 1999, the Company ended the lease of the laboratory facility resulting in reduced lease expenses. These lease payments include pass-through reimbursements for taxes and operating expenses incurred by the lessor which include local property taxes, janitorial services, and utility costs related to the operation of both office and laboratory leased space. Management of the Company believes the terms and conditions of the transactions between the Company and entities with which the Chairman is affiliated, are at least as favorable to the Company as could have been obtained from third parties and are in the best interest of the Company. The Company is the lessee of telephone equipment under capital leases expiring in 2005. The present value of the future minimum lease payments, at the inception of the lease, is recorded as a capital lease asset and related capital lease obligation. Assets under these capital leases are included in the consolidated balance sheet at $257,000 less accumulated depreciation of $15,300 as of August 31, 2000.

The minimum lease commitments under capital leases and noncancellable operating leases are as follows:


    Year Ending                              Capital         Operating
     August 31,
    -------------------------------------- ------------- ----------------
    2001                                      $ 63,000      $ 2,991,100
    2002                                        63,000        2,516,200
    2003                                        63,000        2,092,200
    2004                                        63,000        1,924,600
    2005                                        28,400        1,752,700
    2006 and thereafter                              -        2,222,400
    -------------------------------------- ------------- ----------------
    Total minimum payments                     280,400      $13,499,200

    Less - amount representing interest         48,400
                                                ------
    Net minimum lease payments                 232,000
    Less - current portion of obligations       44,700
                                                ------
    Long-term portion of obligations          $187,300
                                              ========
    ======================================================================

Note 7.  NET INCOME (LOSS) PER SHARE:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method. The diluted share base for the years ending August 31, 1999, and 1998 excludes incremental shares of 600, and 91,000, respectively, due to their antidilutive effect as a result of the Company's loss from continuing operations in each of the years.

Note 8.  PROFIT SHARING:

EA maintains a defined contribution plan which allows employees over 21 years of age to be eligible to participate in the plan on the first day of the month following their date of hire. The plan provides for discretionary employer contributions for each fiscal year, in amounts determined annually by the Board of Directors. The plan also includes a 401(k) provision, allowing for Company matching contributions. For the years ended August 31, 2000, 1999, and 1998, matching contributions to the plan made under the 401(k) provisions of the plan, were $467,100, $451,200, and $472,100, respectively.

Note 9.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

The Company maintains an Amended and Restated Stock Option Plan (the "Plan"), which provides for the grant of nonqualified stock options and incentive stock options to certain key employees and officers of the Company. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of the grant. Under this Plan, options generally vest over 3 years and have a maximum term of 10 years. A total of 669,000 options are issued and outstanding of the 1,448,147 reserved as of August 31, 2000, having an average exercise price of $2.44. Of the outstanding options, 400,000 are held by the former President and CEO. The exercise price of the 400,000 shares ranges between $2.25 and $3.67, which was equal to the market value on the dates of grant.

The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. A total of 70,500 shares remain authorized for distribution under the Purchase Plan as of August 31, 2000.

The Company maintains two Non-Employee Director Stock Option Plans ("1993 and 1995 Plans") which provide for the granting of nonqualified stock options to its non-employee directors. Under the 1993 and 1995 plan, options vest immediately and have a maximum term of 5 years. A total of 39,500 options were outstanding as of August 31, 2000. A total of 60,500 options remain reserved for as of August 31, 2000.

A summary of the status of activity in fiscal years 2000, 1999, and 1998 under the Company's Employee Stock Option Plan and Non-Employee Director Stock Option Plans (1993 and 1995) follows:


                                                    2000                    1999                    1998
                                           ---------------------- ------------------------ ----------------------
                                            Shares    Wgtd.Avg.     Shares    Wgtd.Avg.     Shares    Wgtd.Avg.
                                            (000)     Exer.Price    (000)     Exer.Price    (000)    Exer.Price
                                           --------  ------------ --------- ------------- --------- -------------
  Outstanding at beginning of year            766      $  2.45       817     $   2.44        616     $   2.37
  Granted                                      71         1.11       135         1.17        273         2.65
  Exercised                                    --           --        --           --        (27)        2.45
  Forfeited                                  (126)        1.98      (186)        2.23        (45)        2.72
  Expired                                      (3)        6.12        --           --         --           --
                                             ----        -----      -----       -----       -----       -----
  Outstanding at end of year                  708         2.20       766         2.27        817         2.44
                                             ----        -----      -----       -----       -----       -----
  Exercisable at year end                     591      $  2.38       383      $  2.45        269     $   2.59
  Weighted Average Fair Value of Options

  Granted                                              $  0.88               $   0.52                $   1.35

The following table summarizes information about stock options outstanding and exercisable at August 31, 2000 (shares in thousands).

                                                      Weighted
                                                       Average

                                                      Remaining

                                                     Contractual                    Weighted
  Range of exercise                     Average         Life                         Average
       prices          Outstanding   Exercise Price   (in years)    Exercisable   Exercise Price
--------------------- -------------- ---------------  ------------- ----------- -------------------
  $1.031 - $1.94           245         $   1.34           7.0          139         $   1.49
  $1.95 - $3.90            446         $   2.47           6.8          436         $   2.47
  $3.95 - $11.75            17         $   7.44           4.0           17         $   7.44
                           ---            -----          ----          ---            -----
  Total:                   708         $   2.20                        591         $   2.38
  ====================     ===            =====          ====          ===            =====

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) and income (loss) per share would have changed to the following pro forma amounts:

                                               2000          1999          1998
   ------------------------- -------------  ----------   ------------   ----------
   Net loss                  As Reported    $ 227,200    $(1,530,400)   $(240,100)
                             Pro Forma        127,100     (1,655,600)    (331,700)
   Basic loss per share      As Reported    $    0.04    $     (0.24)   $   (0.04)
                             Pro Forma           0.02          (0.26)       (0.05)
   Diluted loss per share    As Reported    $    0.04    $     (0.24)   $   (0.04)
                             Pro Forma           0.02          (0.26)       (0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: Risk-free interest rates ranging from 5.14% to 6.68%; expected volatility is 65% in 2000, and 63% in 1999 and 62% in 1998; dividend yield of 0% in 2000, 1999, and 1998; expected life of 10 years.

Note 10.  STOCK REPURCHASE

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the twelve months ended August 31, 2000, the Company purchased 393,200 shares of common stock under this plan. The Company suspended the repurchase program on February 4, 2000, when it was reported that management had discovered accounting irregularities. The Company purchased these shares, at cost, which are presented as Treasury Stock in the consolidated balance sheet. On July 24, 2000, the company announced the reinstitution of the Company's stock repurchase program. Between November 5, 1999 and February 4, 2000, the Company repurchased a total of 267,600 shares of its outstanding common stock at an average price of $1.12 per share. The Company repurchased a total of 125,600 shares of its outstanding common stock at an average price of $1.04 from July 24, 2000 through August 31, 2000.

Note 11.  COMPANY RESTRUCTURINGS:

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

As of August 31, 2000, the Company had an accrual of $130,800 included in current liabilities in the accompanying consolidated balance sheet.

Note 12.  "KEY EMPLOYEE" LIFE INSURANCE

In April 1998, adjustments were made to the actual cash value of two "key employee" life insurance policies for the Chairman of the Board, of which the Company is the named beneficiary. Prior to April 1998, the policies had a cash surrender value of $515,500, which was included in Other Assets on the Company's balance sheet. In fiscal 1994, the asset value of the policies was originally adjusted downward due to bankruptcy proceedings involving the original insurance company. In April 1998, Phoenix Home Life Mutual Insurance Co., the successor underwriter of the policies, confirmed that the cash surrender value of the policies was $776,600. As a result, Other Assets was increased by $261,100, and a one-time gain was recognized during the third quarter of fiscal 1998. As of August 31, 2000, the policies had a cash surrender value of $848,600.

Note 13.  RELATED PARTY TRANSACTIONS

At the request of its former primary lender and in order to maintain its favorable relationship with that lender, the Company in December 1996 purchased from this lender the secured loans of three former EA officers. These interest-free demand loans, in the aggregate amount of $301,000, are secured by pledges of the Company's common stock. The Company had maintained a reserve for the difference between the fair market value of the pledged stock and the amount of the loans. While the loans have not been forgiven, during fiscal year 2000 the Company increased the reserve and reclassified the note receivable.

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

Note 15.  SUBSEQUENT EVENTS

On September 18, 2000, the Company announced that its Board of Directors has hired investment bankers Legg Mason Wood Walker, Incorporated and TechKNOWLEDGEy Strategic Group to explore strategic alternatives that may be available to the Company to maximize shareholder value, including, but not limited to, the sale of the Company or business combination with another company. EA stated that the Board's decision to explore strategic alternatives is driven by its belief that EA's stock price is undervalued in the public market.

Note 16.  QUARTERLY INFORMATION (Unaudited)

                                                          FY 2000 Quarter Ended                       FY 1999 Quarter Ended
                                                Nov 30     Feb 29    May 31     Aug 31       Nov 30     Feb 28     May 31     Aug 31
                                              --------------------------------------------------------------------------------------
    Total Revenue                                $14,808   $13,830   $14,350   $ 17,879    $ 11,684    $ 10,940    $12,307   $13,796
    Net Sales                                      8,702     8,779     9,039      8,676       8,034       7,662      9,145     9,306
    Gross Profit                                     427       149       130        (71)        (13)     (3,180)       457       508
    Income (loss) from Continuing Operations         228        57        38        (97)        (29)     (1,925)       228       278
    Income (loss) from Discontinued Operations        --        --        --         --          29        (147)        35        --
    Net income (loss)                                228        57        38        (97)         --      (2,072)       263       278
    Net income (loss) per Common Share
       Basic                                     $  0.04   $  0.01   $  0.01   $  (0.02)   $     --    $  (0.33)   $  0.04   $  0.04
       Diluted                                   $  0.04   $  0.01   $  0.01   $  (0.02)   $     --    $  (0.33)   $  0.04   $  0.04
    Weighted Average Shares Outstanding

       Basic                                       6,332     6,135     6,093      6,080       6,292       6,306      6,319     6,319
       Diluted                                     6,332     6,146     6,094      6,080       6,292       6,306      6,320     6,320

                         -------------------------------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The Company's Board of Directors consists of four members, each serves a one-year term and until his successor is duly elected and qualified.

Name of Director, Age and Background                                                      Director Since
------------------------------------                                                      --------------
Edmund J. Cashman, Jr., age 64, Senior Executive Vice President of Legg Mason Inc.             1986
and Legg Mason Wood Walker, Inc.; Director/Trustee, Various Legg Mason Registered
Investment Companies

Loren D. Jensen, Ph.D., age 63, President, Chief Executive Officer and Chairman of             1973
the Board of Directors of the Company

Rudolph P. Lamone, Ph.D., age 68, Chairman of the Board, Michael D. Dingman Center             1986
for Entrepreneurship, Robert H. Smith School of Business, University of Maryland

Cleaveland D. Miller, Esq., age 62, Managing Partner, Semmes, Bowen & Semmes, a                1997
Professional Corporation

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers of the Company are elected annually and serve at the discretion of the Board of Directors. As of November 15, 2000, the Executive Officers of the Company are Loren D. Jensen, Ph.D., as to whom information is provided above under Directors of the Company and Barbara L. Posner for whom related information is as follows:

Barbara L. Posner, 41, Executive Vice President, Chief Financial Officer, Chief Operating Officer. Ms. Posner joined the Company in March 1997 and was the Senior Vice President of Finance and Administration until February 1999 when she was appointed Chief Financial Officer and Chief Operating Officer. With more than 20 years experience, Ms. Posner began her career in public accounting and later moved into operations. Prior to joining EA, she served as Vice President and Controller at Metcalf & Eddy, Inc., a water, wastewater, and remediation technologies company.

ITEM 11. EXECUTIVE COMPENSATION

                         EXECUTIVE OFFICER COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning executive compensation for services during each of the Company's last three fiscal years to (i) those persons serving as chief executive officer of the Company during the fiscal year ended August 31, 2000; and (ii) those persons who were among the four most highly compensated executive officers during the fiscal year ended August 31, 2000.

                                            Annual Compensation                           Long-Term
                                                                                     Compensation Awards

------------------------------------------------------------------------------------------------------------------
                                                                                             Restricted              All Other
                                                                          Other Annual         Stock       Option   Compensation(1)
     Name and Principal                Year      Salary      Bonus        Compensation        Awards       Shares        ($)
      Position in 2000                             ($)        ($)             ($)               (#)          (#)
------------------------------     ---------------------------------------------------------------------------------------------
  Loren D. Jensen, Ph.D                 2000     240,384         --                  --              --         --       4,986
  Chairman of the Board,                1999     233,600         --                  --              --         --       9,264
  President and Chief                   1998     282,000         --                  --              --         --       4,750
  Executive Officer
  ------------------------------     -------     -------     ------     ---------------     -----------     ------     -------
  Barbara L. Posner                     2000     191,154     40,000                  --              --         --       5,031
  Senior Vice President, Chief          1999     171,154         --                  --              --     65,000       4,858
  Financial Officer and Chief           1998     145,000         --                  --              --     25,000       3,052
  Operating Officer
  ------------------------------     -------     -------     ------     ---------------     -----------     ------     -------
  Edward M. Greco, P.E.(2)              2000      43,750         --                  --              --         --     144,224
  Former Senior Vice President          1999     175,000         --                  --              --         --     267,300(3)
  and President of EA                   1998      60,577     20,000                  --              --     70,000       2,000
  International, Inc.
  ------------------------------     -------     -------     ------     ---------------     -----------     ------     -------

(1) Includes the Company's matching contributions under its 401(k) Employees Savings Plan. Includes severance and vacation accrual payout for Mr. Greco made in the fiscal year ended August 31, 2000.

(2)  Edward M. Greco separated from the Company effective November 12, 1999.

(3) Includes a change in control payout made to Mr. Greco in the fiscal year ended August 31, 1999.

                     STOCK-BASED INCENTIVE COMPENSATION PLAN

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not make any Options/Stock Appreciation Rights ("SAR") grants to any of its named executive officers in the fiscal year ended August 31, 2000.

The following table sets forth certain information regarding option exercises during the fiscal year ended August 31, 2000, as well as the number and value, as of August 31, 2000, of unexercised options held by the named executive officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                      Number of Securities             Value of Unexercised
                                                                     Underlying Unexercised                in-the-Money
                                                                        Options/SARs at                   Options/SARs at
                                                                        Fiscal Year-End                 Fiscal Year-End(1)
                                                                             (#)                               ($)
  ----------------------     ---------------     --------------  --------------------------------- --------------------------------
                                 Shares
                               Acquired on            Value

          Name                 Exercise (#)        Realized ($)    Exercisable     Unexercisable     Exercisable    Unexercisable
  ----------------------     ---------------     --------------  -------------- ------------------ -------------- -----------------
  Loren D. Jensen                         --                 --         --                --                   --                --
  ---------------------      ---------------     --------------  -------------- ------------------ -------------- -----------------
  Barbara L. Posner                       --                 --     51,667            48,333                   --                --
  ----------------------     ---------------     --------------  -------------- ------------------ -------------- -----------------
  Edward M. Greco                         --                 --         --                --                   --                --
  ---------------------      ---------------     --------------  -------------- ------------------ -------------- -----------------

(1) Based on a closing NASDAQ price of $0.875 per share of Common Stock on August 31, 2000. Values are calculated by subtracting the exercise price from the fair market value of the stock as of the fiscal year end.

Employment Agreements and Change-in-Control Arrangements

In March, 1999, the Company entered into a Change of Control1 Agreement with Barbara L. Posner. The Agreement provides that if, within thirty (30) days after a Change of Control, Ms. Posner terminates her employment she is entitled to receive a lump sum payment equal to two times her annual salary (presently $195,000 per year) plus company provided benefits for 24 months from the date of termination. She will also receive ownership of the vehicle, computer and fax machine currently provided to her by the Company.

The Agreement also provides that if Ms. Posner's employment is terminated by the Company without cause, Ms. Posner will continue to receive her salary plus benefits for a period of 18 months from the date of termination of employment.

On March 4, 1999, the Company  entered into an Employment  Agreement with Edward
M. Greco1 under which Mr. Greco was to serve as President of EA International, Inc. and Senior Vice President of EA Engineering, Science, and Technology, Inc. The Agreement was to expire upon the earlier of one year or a Change of Control1 of the Company. The Agreement provided that in the event of a Change of Control or Mr. Greco's involuntary termination, Mr. Greco will receive severance benefits equal to nine (9) months salary (based on a rate of $175,000 annually) plus benefits and the ownership of the vehicle currently provided to him by the Company. On November 12, 1999, Mr. Greco's employment with the Company terminated. All payments have been made to him in accordance with the Agreement.

--------


1 Under the terms of the Company's respective Agreements with Ms. Posner and Mr. Greco discussed herein, "Change of Control" is defined as the occurrence of an event with respect to the Company that is a change of a nature that would be required to be reported, by persons or entities subject to the reporting requirements of Section 13(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), in Schedule 13D of Regulation 13D-G, or any successor provisions thereto, promulgated under the Exchange Act; provided that a Change of Control shall be deemed to have occurred only if any "person" (as that term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 issued under the Exchange Act), directly or indirectly, of securities of the Company representing forty-five percent (45%) or more of the combined voting power of the Company's then outstanding securities.

Director Compensation

Effective March 31, 1998, each non-employee Director of the Company received a fee of $1,500 for each meeting of the Board of Directors which he attended. In addition, each non-employee director received $1,500 for attendance at each meeting of any committee of the Board not held on the day of a Board meeting.

In addition to such fees, under the Company's 1993 Non-Employee Director Stock Option Plan, each director who is newly elected to the Board and who, at that time, is not an employee of the Company is granted an option to purchase 4,000 shares of Common Stock when he or she becomes a director. Also, under the Company's 1995 Non-Employee Director Stock Option Plan, per approval at the January 14, 1999 meeting of Company stockholders, each non-employee director is granted an option to purchase 4,750 shares of Common Stock as of the date of each annual meeting of stockholders at which such director is reelected. Prior to this approval, 1,000 shares of Common Stock were awarded to each non-employee director as of the date of each annual meeting of stockholders at which such director is reelected. All such options have an exercise price equal to the market price of the Common Stock on the date of grant and vest immediately upon grant.

For  the  fiscal  year  ended  August  31,  2000,  the   compensation  for  each
non-employee Director was as follows:

            Director                                            Amount
     --------------------------                                 -------
     Edmund J. Cashman, Jr.                                     $12,000
     Rudolph P. Lamone, Ph.D.                                   $12,000
     Cleaveland D. Miller, Esq.                                 $15,000


Compensation Committee Interlocks and Insider Participation

All non-employee members of the Board of Directors serve on the Compensation Committee of the Board of Directors and except as otherwise described in Item 13 of this Report 10-K, Certain Relationships and Related Transactions, set out below, there are no affiliations between the Company and the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

The following table shows, as of August 31, 2000 the total number of shares of Common Stock beneficially owned by each person who was known by the Board of Directors to own more than 5% of the Company's Common Stock. On that date there were 6,378,800 shares of Common Stock outstanding.

                               Shares Beneficially

         Name and Address of      Owned Directly or     Percent of
         Beneficial Owner           Indirectly          Common Stock
  ----------------------------------------------------------------------
  Loren D. Jensen                   1,552,978               24.3%
  12 Burnbrae Road
  Towson, Maryland 21204

  Cleaveland D. Miller, Trustee       717,625(1)            11.3%
  250 W. Pratt Street
  Baltimore, Maryland 21201

----------
  (1) Cleaveland D. Miller holds 702,000 of these shares as the trustee of irrevocable trusts for the benefit of each of Loren D. Jensen's three children.

               SECURITIES HELD BY DIRECTORS AND EXECUTIVE OFFICERS

                                                                Shares Beneficially Owned(1)(2)
  Director/Executive Officer                                        Amount             Percent
  --------------------------                                      ---------            -------
  Edmund J. Cashman, Jr., Director                                   58,375                 *

  Loren D. Jensen, Ph.D., President, Chief Executive              1,552,978               24.3%
  Officer and Chairman of the Board of Directors of the
  Company

  Rudolph P. Lamone, Ph.D., Director                                 15,298                *

  Cleaveland D. Miller, Esq., Director                              717,625(3)            11.3%

  Barbara L. Posner, Senior Vice President, Chief                    65,299                1.0%
  Financial Officer, Chief Operating Officer
  All executive officers and directors of the Company as          2,409,505               37.8%
  a group (5 individuals)

  --------------
    * Less than 1%

(1) Based upon information supplied by each director and executive officer as of October 29, 2000. Unless otherwise noted, all shares indicated are held with sole voting and sole investment power.

(2) Includes 2,409,505 shares for which directors and executive officers have sole voting and dispositive powers and presently exercisable option shares of 48,333 for Ms. Posner and 13,500, 13,500, and 14,500 for Messrs. Cashman, Lamone and Miller, respectively.

(3) Cleaveland D. Miller holds 702,000 of these shares as the trustee of irrevocable trusts for the benefit of each of Loren D. Jensen's three children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

The Company leases approximately 43,700 square feet of office space, which serves as its corporate head-quarters, in Hunt Valley, Maryland from Merrymack Limited Partnership, a Maryland limited partnership of which Loren D. Jensen is the limited partner and Ecolair Limited Partnership, a Maryland limited partnership of which Loren D. Jensen is the general partner ("Ecolair"), is the general partner. Of the 43,700 square feet, the Company sublets 4,200 square feet to other tenants. The prime lease expires December 31, 2006. For the year ended August 31, 2000, total payments under the lease (including pass-through taxes and operating expenses) were $883,900.

The Company also leases approximately 32,400 square feet of office space in Sparks, Maryland from Ecolair. The lease expires November 30, 2007. For the year ended August 31, 2000 total payments under the lease (including pass-through taxes and operating expenses) were $611,800.

Certain Business Relationships

Legg Mason Wood Walker, Inc., with which Edmund J. Cashman is affiliated, provides investment advisory services to the Company.

Semmes, Bowen & Semmes ("Semmes"), of which Cleaveland D. Miller is managing partner, provided legal services to the Company during fiscal 2000. The firm's billings to the Company in fiscal 2000 were less than $60,000, however, the Director's fees paid to Mr. Miller, plus fees paid to Semmes, totaled $73,300 in the fiscal year ended August 31, 2000.

Management of the Company believes that the terms and conditions of the transactions between the Company and entities with which certain of its directors are affiliated were on terms and conditions at least as favorable to the Company as could have been obtained from third parties and were in the best interests of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

A.  Financial Statements and Schedule II                                        Page
-------------------------------------------------                               ----
1.  The following financial statements are included in Item 8 of
       Part II of this report:

       Report of Independent Public Accountants                                   16

       Consolidated Financial Statements:
         Consolidated Balance Sheets as of August 31, 2000 and 1999               17
         Consolidated Statements of Operations for the years ended
           August 31, 2000, 1999, and 1998                                        19
         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended August 31, 2000, 1999, and 1998                    20
         Consolidated Statements of Cash Flows for the years ended
           August 31, 2000, 1999, and 1998                                        21
         Notes to Consolidated Financial Statements for the years
           ended August 31, 2000, 1999, and 1998                                  22

2. The following financial statement schedule for the years ended August 31, 2000, 1999, and 1998 is submitted herewith:

       Report of Independent Public Accountants on Schedule                       40
       Schedule II - Valuation and Qualifying Accounts and Reserves               41

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

     10.9 Lease, dated August 6, 1997, between ARE Sparks Limited Partnership, as landlord, and the Company as tenant.(7)
     10.10 Lease, dated August 6, 1997, between Ecolair Limited Partnership, as landlord, and the Company, as tenant.(7)
     10.11 Lease, dated August 6, 1997, between Merrymack Limited Partnership, as landlord, and the Company, as tenant.(7)
     10.12 Loan Agreement, dated August 22, 1997, between the Company and First National Bank of Maryland.(7)
     10.13 Amended and Restated Revolving Loan Promissory Note and Sixth Amended Modification Agreement dated November 1, 2000 between the Company and AllFirst Bank
     13       2000 Annual Report to Stockholders.
     21       Subsidiaries of the Company.
     27       Financial Data Schedule.

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

    (4) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on March 3, 1994.

    (5) Incorporated by reference to the Company's Registration Statement on Form S-8, File Number 0-15587 filed on April 15, 1998.

    (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, File Number 0-15587 filed on April 18, 1997.

    (7) Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-15587 filed on November 17, 1997.

     b.   Reports on Form 8-K

      - On September 19, 2000, the Company filed a Form 8-K relative to a press release of September 18, 2000 announcing that the Board of Directors hired investment bankers Legg Mason Wood Walker, Incorporated and TechKNOWLEDGEy Strategic Group to explore strategic alternatives that may be available to the Company to maximize shareholder value, including, but not limited to, the sale of the Company or business combination with another company.

      - On October 16, 2000, the Company filed a Form 8-K relative to a press release of October 5, 2000 reporting that effective Friday, October 6, 2000, the Company's trading symbol would be changed from EACOC to EACO.

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of EA Engineering, Science, and Technology, Inc.:


Our audit of the consolidated financial statements as of August 31, 2000 and 1999, and for each of the three years in the period ended August 31, 2000, referred to in our report dated November 1, 2000, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                  /s/ PricewaterhouseCoopers LLP


Baltimore, Maryland
November 1, 2000

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   Years Ended August 31, 2000, 1999, and 1998

        Allowance         Balance at

      for Doubtful        Beginning         Charged to                            Balance at
        Accounts          of Period       Cost and Expense       Write-offs      End of Period
  -------------------- ---------------  ---------------------  --------------  -----------------
          2000              $260,300          $344,300            $239,500          $365,100
          1999               257,200           243,500             240,400           260,300
          1998               532,000           130,500             405,300           257,200


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EA ENGINEERING, SCIENCE, AND
                                              TECHNOLOGY, INC.

Date: November 15, 2000                       By  /s/ Loren D. Jensen
                                              --------------------------------
                                              Loren D. Jensen
                                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                              Date
----                        -----                              ----
                            Chairman of the Board, President,  November 15, 2000
/s/ Loren D. Jensen         and Chief Executive Officer
--------------------------
Loren D. Jensen

                            Chief Financial Officer            November 15, 2000
/s/ Barbara L. Posner       and Chief Operating Officer
--------------------------
Barbara L. Posner

/s/ Edmund J. Cashman, Jr.  Director                           November 15, 2000
--------------------------
Edmund J. Cashman, Jr.


/s/ Rudolph P. Lamone       Director                           November 15, 2000
--------------------------
Rudolph P. Lamone

/s/ Cleaveland D. Miller    Director                           November 15, 2000
--------------------------
Cleaveland D. Miller

                                  EXHIBIT INDEX

Exhibit

  No.              Description                                              Page
  ---     -----------------------------------------                         ----

3.1      Certificate of Incorporation of the Company.                         38

3.2      By-laws of the Company.                                              38

4.1      Article SIXTH of the Company's Certificate of Incorporation.         38

10.1     The Company's Profit Sharing Plan.                                   38

10.2     The Company's Stock Option Plan.                                     38

10.3     The Company's Employee Stock Purchase Plan.                          38

10.4     The 1993 Stock Incentive Plan.                                       38

10.5     1993 Non-Employee Director Stock Option Plan.                        38

10.6     The Amended and Restated Stock Option Plan.                          38

10.7     1995 Non-Employee Director Stock Option Plan.                        38

10.8     Employment Agreement dated March 17, 1997, between the
          Company and Donald A. Deieso.                                       38

10.9     Lease, dated August 6, 1997, between ARE Sparks Limited
          Partnership, as landlord, and the Company as tenant.                39

10.10    Lease, dated August 6, 1997, between Ecolair Limited
          Partnership, as landlord, and the Company, as tenant.               39

10.11    Lease, dated August 6, 1997, between Merrymack Limited
          Partnership, as landlord, and the Company, as tenant.               39

10.12    Loan Agreement, dated August 22, 1997, between the Company
          and First National Bank of Maryland.                                39

10.13    Amended and Restated Revolving Loan Promissory Note and
          Sixth Amended Modification Agreement dated November 1, 2000
          between the Company and AllFirst Bank                               39

13       2000 Annual Report to Stockholders.                                  39

21       Subsidiaries of the Company.                                         39

27       Financial Data Schedule.                                             39