Form 10-Q
period 2000-11-30
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2001-01-12
CIK 802492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2000

          [_] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934.

                  From the transition period             to
                                             -----------    ------------

                                 ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                   52-0991911
          -----------------                         ----------------------
         (State or Other Jurisdiction              I.R.S. Employer ID Number
      of Incorporation or Organization)

                11019 McCormick Road, Hunt Valley, Maryland     21031
                -----------------------------------------------------------
                  (Address of Principal Executive Offices) (Zip Code)

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on January 10, 2001, was 5,998,283.
                                     ---------

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX


                                                                                   Page

                                                                                   ----
PART I   FINANCIAL INFORMATION........................................................3

ITEM 1   Financial Statements.........................................................3
             Consolidated Balance Sheets - Assets.....................................4
             Consolidated Balance Sheets - Liabilities and Stockholders' Equity.......5
             Consolidated Statements of Income........................................6
             Consolidated Statements of Cash Flows....................................7
             Notes to Consolidated Financial Statements...............................8

ITEM 2    Management's Discussion and Analysis of Financial Condition

           and Results of Operations..................................................9

PART II   OTHER INFORMATION..........................................................10

ITEM 6    Exhibits and Reports on Form 8-K...........................................11

           (a) Exhibits..............................................................11

           (b) Reports on Form 8-K...................................................11


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented include all adjustments considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the Company's August 31, 2000 consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed on November 15, 2000.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   November 30,     August 31,
                                                      2000             2000
                                                  -------------  ---------------
CURRENT ASSETS:

       Cash and cash equivalents                   $  1,523,000    $  1,663,700
       Accounts receivable, net                       9,567,800      10,829,200
       Costs and estimated earnings in excess of
            billings on uncompleted contracts         6,851,500       6,027,700
       Prepaid expenses and other                       434,200         377,200
       Deferred income taxes                            311,900         311,900

                                                   ------------    ------------
         Total Current Assets                        18,688,400      19,209,700
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, at cost:

       Furniture, fixtures and equipment              9,983,500       9,816,500
       Leasehold improvements                         1,039,100       1,039,100
                                                   ------------    ------------

       Total property and equipment                  11,022,600      10,855,600

       Accumulated depreciation and amortization     (9,461,000)     (9,344,000)

                                                   ------------    ------------
         Net Property and Equipment                   1,561,600       1,511,600
                                                   ------------    ------------

OTHER ASSETS:

       Deferred income taxes                          3,586,500       3,586,500
       Other assets                                   1,226,300       1,207,900

                                                   ------------    ------------
        Total Other Assets:                           4,812,800       4,794,400
                                                   ------------    ------------

        Total Assets                               $ 25,062,800    $ 25,515,700
                                                   ============    ============


      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         November 30,     August 31,
                                                            2000            2000
                                                         ------------    ------------
CURRENT LIABILITIES:

      Accounts payable                                   $  5,437,000    $  5,673,200
      Accrued expenses                                        392,200         459,800
      Accrued salaries, wages and benefits                  2,733,300       2,320,800
      Current portion of capital lease obligation              51,400          44,700
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                   1,194,600       1,872,500

                                                         ------------    ------------
        Total Current Liabilities                           9,808,500      10,371,000
                                                         ------------    ------------

LONG-TERM DEBT
      Capital lease obligation, net of current portion        305,200         187,300
      Long-term debt, net of current portion                3,417,400       3,486,100
                                                         ------------    ------------
         Total Long-Term Debt                               3,722,600       3,673,400
                                                         ------------    ------------


                                                         ------------    ------------
        Total Liabilities                                  13,531,100      14,044,400
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; voting;
        10,000,000 shares authorized; 6,386,397
        and 6,378,800 shares issued and outstanding            63,900          63,800
      Preferred stock, $.01 par value; 8,000,000
        shares authorized; none issued                           --              --
      Capital in excess of par value                       11,158,900      11,149,700
      Retained earnings                                       852,300         749,100
      Treasury Stock, 514,600 and 463,600
         shares, at cost                                     (543,400)       (491,300)

                                                         ------------    ------------
        Total Stockholders' Equity                         11,531,700      11,471,300
                                                         ------------    ------------


     Total Liabilities and Stockholders' Equity          $ 25,062,800    $ 25,515,700
                                                         ============    ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
                                                      November 30,
                                              ----------------------------
                                                 2000             1999
                                              ------------    ------------
Total revenue                                 $ 14,713,600    $ 14,808,600
Less - Subcontractor costs                      (4,742,000)     (4,581,500)
Less - Other direct project costs               (1,478,500)     (1,525,000)
                                              ------------    ------------
       Net revenue                               8,493,100       8,702,100
                                              ------------    ------------

Operating costs and expenses:
     Direct salaries and other operating         6,686,100       6,635,200
     Sales, general and administrative           1,545,800       1,639,000
                                              ------------    ------------
       Total operating expenses                  8,231,900       8,274,200
                                              ------------    ------------
Income from operations                             261,200         427,900
                                              ------------    ------------
Interest expense                                  (108,600)        (73,100)
Interest income                                     19,700          26,300
                                              ------------    ------------
Income before income taxes                         172,300         381,100
Provision for income taxes                          69,000         152,800
                                              ------------    ------------
Net Income                                    $    103,300    $    228,300
                                              ============    ============
Net Income Per Share -
     Basic                                    $       0.02    $       0.04
                                              ============    ============
     Diluted                                  $       0.02    $       0.04
                                              ============    ============

Weighted average shares outstanding              5,900,100       6,322,400
Effect of dilutive stock options                     1,800            --
                                              ------------    ------------
Diluted weighted average shares outstanding      5,901,900       6,322,400
                                              ============    ============

        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                           November 30,

                                                                  -----------------------------
                                                                     2000               1999
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   103,300       $   228,300
    Noncash expenses included in net income-
      Depreciation and amortization                                   121,600            86,100
      Gain on sale of assets                                           (5,300)             --
      Provision for doubtful accounts                                  48,600              --
    Changes in operating assets and liabilities -
      Decrease in accounts receivable                               1,212,800           104,200
      (Increase) in costs and estimated earnings
        in excess of billings on uncompleted contracts               (823,800)       (2,381,800)
      (Increase) decrease  in prepaid expenses and other assets       (75,400)          131,000
      Increase in accounts payable and accrued expenses               108,700         1,062,100
      (Decrease) increase in billings in excess of
        of costs and estimated earnings on
        uncompleted contracts                                        (677,900)          981,800
                                                                  -----------       -----------
      Net cash flows from operating activities                         12,600           211,700
                                                                  -----------       -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment                                             (30,300)         (179,000)
    Proceeds from sale of equipment                                     6,000              --
                                                                  -----------       -----------
      Net cash flows used for investing activities                    (24,300)         (179,000)
                                                                  -----------       -----------

CASH FLOWS FROM USED FOR FINANCING ACTIVITIES:
    Net (repayments) borrowings on revolving line of credit           (68,700)           12,800
    Proceeds from issuance of common stock                              9,300            11,300
    Reduction of long-term debt                                          --             (87,500)
    Purchase of treasury stock                                        (52,100)          (62,600)
    Repayment of capital lease obligations                            (17,500)             --
                                                                  -----------       -----------

      Net cash flows used for financing activities                   (129,000)         (126,000)
                                                                  -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (140,700)          (93,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,663,700         1,963,000
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,523,000       $ 1,869,700
                                                                  ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital leases                       $   142,000       $      --
                                                                  ===========       ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

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

Note 2.  EMPLOYEE STOCK PURCHASE PLAN:

The Company maintains an Employee Stock Purchase Plan to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Purchase Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. During the quarter ended November 30, 2000, 11,143 shares were purchased under this Plan. A total of 15,202 shares remain authorized for distribution under the Purchase Plan as of November 30, 2000.

Note 3.  STOCK PURCHASE:

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the quarter ended November 30, 2000, the Company purchased 51,000 shares of common stock under this plan. In total, 444,200 shares have been purchased under this plan as of November 30, 2000. The Company purchased these shares, at cost, and has reflected them as Treasury Stock in the consolidated balance sheet. There is no assurance as to the actual number of shares that will be purchased under the program and, in fact, the program can be suspended by the Board at any time.

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

On September 18, 2000, the Company announced that it's Board of Directors had retained investment bankers Legg Mason Wood Walker, Inc. and TechKNOWLEDGEy Strategic Group to explore strategic alternatives that may be available to the Company to maximize shareholder value, including but not limited to, the sale of the Company or business combination with another company. The Company continues to explore its strategic alternatives.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2000

Net revenue for the three months ended November 30, 2000 was $8,493,100, a decrease of 2.4%, compared to $8,702,100 for the same period in the prior fiscal year. This slight decrease in net revenue is directly attributable to higher subcontractor costs, partially offset by a reduction in other direct project costs for the quarter.

Direct salaries and other operating costs increased 0.8% to $6,686,100 or 78.7% of net revenue from $6,635,200 or 76.2% for the three-month period ended November 30, 2000. This increase is primarily due to higher regional costs for overhead, sales, and bid and proposals. The Company's continued investment in these areas contributed to the Company receiving $15.5 million in contract awards, a 20% increase over the prior year period. In addition to these contract awards, the Company received notification from the U.S. Army Corps of Engineers, Kansas City District that it has been selected for award of two contracts, each valued at approximately $25 million, for the performance of Long Term Remedial Action at NPL sites in EPA Region II and Long Term Operations and Maintenance services at Department of Defense facilities in EPA Region VII, respectively. The period of performance of each of these contracts is expected to begin in March 2001 and will continue for five years.

Sales, general and administrative costs decreased by 5.7% to $1,545,800, or 18.2% of net revenue, from $1,639,000 or 18.8% of net revenue, for the three-month period ended November 30, 2000. The decrease is due to lower corporate general and administrative costs, primarily in the finance and information technology departments, which is mainly attributable to a planned lower headcount.

The provision for income taxes was $69,000 for the three months ended November 30, 2000 compared to a provision for income taxes of $152,800 in the first quarter of fiscal 2000. This represents an effective tax rate of 40% respectively for both fiscal years.

As a result of the above factors, the Company had net income of $103,300, or 1.2% of net revenue, for the three months ended November 30, 2000 compared to $228,300, or 2.6%, in the first quarter of fiscal 2000.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $140,700 for the three months ended November 30, 2000. The decrease was primarily due to the acquisition of equipment of $30,300, the purchase of treasury stock of $52,100, the net repayment of borrowings of $68,700 and the repayment of capital lease obligations of $17,500. The decreases were partially offset by net cash provided from operations of $12,600 and cash provided by the issuance of common stock of $9,300.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $30,300 and $179,000 for the three months ended November 30, 2000 and 1999, respectively. The Company anticipates the level of total annual capital expenditures for fiscal year 2001 will remain fairly consistent with the level in fiscal year 2000 and will be financed by cash generated from operations.

At November 30, 2000, the Company had outstanding long-term debt of $3,417,400. This represents a net decrease of $68,700 from the $3,486,100 balance at August 31, 2000.

The Company's existing funds, cash from operations, and the available portion of its $7,000,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs.* The Company also has access to certain capital equipment financing arrangements through various equipment suppliers.

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

                                  EA Engineering, Science, and
                                 Technology, Inc. & Subsidiaries
                                 -------------------------------
                                           (Registrant)


January 12, 2001                  By:  /s/ Loren D. Jensen
--------------------              -----------------------------------
                                            (Signature)

                                       Loren D. Jensen
                                  -----------------------------------
                                  Chairman of the Board, President
                                  and CEO
                                 -----------------------------------
                                            (Title)




January 12, 2001                  By:  /s/ Barbara L. Posner
--------------------              -----------------------------------
                                           (Signature)

                                       Barbara L. Posner
                                  -----------------------------------

                                  Chief Financial Officer and
                                  Chief Operating Officer
                                  -----------------------------------
                                            (Title)