Form 10-Q
period 2001-02-28
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2001-04-13
CIK 802492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934.

                For the quarterly period ended February 28, 2001

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

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 10, 2000, was 6,006,014.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                               Page

                                                                               ----
PART I  FINANCIAL INFORMATION....................................................3

ITEM 1  Financial Statements.....................................................3
            Consolidated Balance Sheets - Assets.................................4
            Consolidated Balance Sheets - Liabilities and Stockholders' Equity...5
            Consolidated Statements of Income....................................6
            Consolidated Statements of Cash Flows................................7
            Notes to Consolidated Financial Statements...........................8

ITEM 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................9

PART II OTHER INFORMATION.......................................................12

ITEM 6  Exhibits and Reports on Form 8-K........................................12

          (a)    Exhibits.......................................................12

          (b)    Reports on Form 8-K............................................12


          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The consolidated financial statements included herein for EA Engineering, Science, and Technology, Inc. and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented include all adjustments considered necessary for a fair presentation. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the Company's August 31, 2000 consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed November 15, 2000.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    February 28,      August 31,
                                                        2001             2000
                                                    ------------     ------------
CURRENT ASSETS:

       Cash and cash equivalents                    $  1,492,400     $  1,663,700
       Accounts receivable, net                        9,393,700       10,829,200
       Costs and estimated earnings in excess of
            billings on uncompleted contracts          6,790,500        6,027,700
       Prepaid expenses and other                        507,700          377,200
       Deferred income taxes                             311,900          311,900
                                                    ------------     ------------
         Total Current Assets                         18,496,200       19,209,700
                                                    ------------     ------------

PROPERTY AND EQUIPMENT, at cost:

       Furniture, fixtures and equipment              10,057,500        9,816,500
       Leasehold improvements                          1,065,000        1,039,100
                                                    ------------     ------------
       Total property and equipment                   11,122,500       10,855,600

       Accumulated depreciation and amortization      (9,564,900)      (9,344,000)
                                                    ------------     ------------
         Net Property and Equipment                    1,557,600        1,511,600
                                                    ------------     ------------

OTHER ASSETS:

       Deferred income taxes                           3,534,500        3,586,500
       Other assets                                    1,133,300        1,207,900
                                                    ------------     ------------
        Total Other Assets:                            4,667,800        4,794,400
                                                    ------------     ------------
        Total Assets                                $ 24,721,600     $ 25,515,700
                                                    ============     ============

      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          February 28,      August 31,
                                                              2001            2000
                                                          ------------     ------------
CURRENT LIABILITIES:

      Accounts payable                                    $  6,021,200     $  5,673,200
      Accrued expenses                                         123,500          459,800
      Accrued salaries, wages and benefits                   2,284,900        2,320,800
      Current portion of capital lease obligation               36,600           44,700
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                      715,500        1,872,500
                                                          ------------     ------------
        Total Current Liabilities                            9,181,700       10,371,000
                                                          ------------     ------------

LONG-TERM DEBT
      Capital lease obligation, net of current portion         326,200          187,300
      Long-term debt, net of current portion                 3,766,100        3,486,100
                                                          ------------     ------------
         Total Long-Term Debt                                4,092,300        3,673,400
                                                          ------------     ------------
        Total Liabilities                                   13,274,000       14,044,400
                                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; voting;
        10,000,000 shares authorized; 6,399,700
        and 6,379,200 shares issued and outstanding             64,000           63,800
      Preferred stock, $.01 par value; 8,000,000
        shares authorized; none issued                            --               --
      Capital in excess of par value                        11,171,400       11,149,700
      Retained earnings                                        826,800          749,100
      Treasury Stock, 569,500 and 463,600
         shares, at cost                                      (614,600)        (491,300)
                                                          ------------     ------------
        Total Stockholders' Equity                          11,447,600       11,471,300
                                                          ------------     ------------
     Total Liabilities and Stockholders' Equity           $ 24,721,600     $ 25,515,700
                                                          ============     ============


      The accompanying notes are an integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended               Six Months Ended
                                               -----------------------------     -----------------------------
                                               February 28,      February 29,    February 28,     February 29,
                                                   2001             2000             2001             2000
                                               ------------     ------------     ------------     ------------
Total revenue                                  $ 14,887,100     $ 13,830,200     $ 29,600,700     $ 28,638,800
Less - Subcontractor costs                       (4,736,000)      (3,800,300)      (9,478,000)      (8,381,800)
Less - Other direct project costs                (1,375,600)      (1,251,000)      (2,854,100)      (2,776,000)
                                               ------------     ------------     ------------     ------------
       Net revenue                                8,775,500        8,778,900       17,268,600       17,481,000
                                               ------------     ------------     ------------     ------------
Operating costs and expenses:
     Direct salaries and other operating          7,110,100        6,817,600       13,796,200       13,452,800
     Sales, general and administrative            1,625,300        1,812,100        3,171,100        3,451,100
                                               ------------     ------------     ------------     ------------
       Total operating expenses                   8,735,400        8,629,700       16,967,300       16,903,900
                                               ------------     ------------     ------------     ------------
Income from operations                               40,100          149,200          301,300          577,100
                                               ------------     ------------     ------------     ------------
Interest expense                                   (110,900)         (76,000)        (219,500)        (149,100)
Interest income                                      28,200           22,400           47,900           48,700
                                               ------------     ------------     ------------     ------------
(Loss) income before income taxes                   (42,600)          95,600          129,700          476,700
(Benefit) provision for income taxes                (17,000)          38,200           52,000          191,000
                                               ------------     ------------     ------------     ------------
Net (Loss) Income                              $    (25,600)    $     57,400     $     77,700     $    285,700
                                               ============     ============     ============     ============

Net (Loss) Income Per Share -
     Basic                                     $       0.00     $       0.01     $       0.01     $       0.05
                                               ============     ============     ============     ============
     Diluted                                   $       0.00     $       0.01     $       0.01     $       0.05
                                               ============     ============     ============     ============

Weighted average shares outstanding               5,835,200        6,135,400        5,867,300        6,161,000
Effect of dilutive stock options                     26,700           10,300            7,900            1,350
                                               ------------     ------------     ------------     ------------
Diluted weighted average shares outstanding       5,861,900        6,145,700        5,875,200        6,162,350
                                               ============     ============     ============     ============


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended

                                                               ---------------------------
                                                               February 28,    February 29,
                                                                  2001            2000
                                                               -----------     -----------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
    Net income                                                 $    77,700     $   285,700
    Noncash expenses included in net income-
      Depreciation and amortization                                237,800         196,200
      Gain on sale of assets                                        (6,400)         (7,300)
      Provision for doubtful accounts                              107,500          97,200
      Deferred provision for income taxes                             --           189,400
    Changes in operating assets and liabilities -
      Decrease in accounts receivable                            1,328,000       1,513,300
      (Increase) in costs and estimated earnings
        in excess of billings on uncompleted contracts            (762,800)     (2,733,100)
      (Increase) in prepaid expenses and other assets               (3,900)       (282,900)
      Increase in accounts payable and accrued expenses            (24,200)        665,400
      (Decrease) increase in billings in excess of
        of costs and estimated earnings on
        uncompleted contracts                                   (1,157,000)        519,000
                                                               -----------     -----------
     Net cash flows (used in) from operating activities           (203,300)        442,900
                                                               -----------     -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment                                         (118,600)       (470,400)
    Proceeds from sale of equipment                                  7,100           7,300
                                                               -----------     -----------
      Net cash flows used for investing activities                (111,500)       (463,100)
                                                               -----------     -----------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Net borrowings on revolving line of credit                     280,000          36,900
    Proceeds from issuance of common stock                          21,900          23,800
    Reduction of long-term debt                                       --           (87,500)
    Purchase of treasury stock                                    (123,300)       (298,700)
    Repayment of capital lease obligations                         (35,100)           --
                                                               -----------     -----------
        Net cash flows from (used for) financing activities        143,500        (325,500)
                                                               -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (171,300)       (345,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,663,700       1,963,000
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,492,400     $ 1,617,300
                                                               ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital leases                    $   165,900     $      --
                                                               ===========     ===========


        The accompanying notes are an integral part of these statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


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

Note 2.  EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan (the "Plan") to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. During the quarter and six months ended February 28, 2001, 9,311 and 19,122 shares, respectively, were purchased under this Plan. A total of 93,826 shares remain authorized for distribution under the Plan as of February 28, 2001.

Note 3.  STOCK PURCHASE

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the three and six month periods ended February 28, 2001, the Company purchased 54,900 and 105,900 shares, respectively, of common stock under this plan. The Company has purchased these shares, at cost, which are presented as Treasury Stock in the consolidated balance sheet. On December 26, 2000, the Company made the final purchase under this plan, resulting in a total repurchase of shares in the amount of 499,100.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2001 versus Three Months Ended February 29, 2000

Net revenue for the three months ended February 28, 2001 was $8,775,500, a decrease of $3,400, compared to $8,778,900 for the same period in the prior fiscal year. Net revenue remained flat as certain contracts were delayed in 2001, principally in the South Central and West regions.

Direct salaries and other operating costs for the three months ended February 28, 2001 increased 4.3% to $7,110,100 or 81.0% of net revenue from $6,817,600 or
77.7% for the three-month period ended February 29, 2000. This increase is primarily attributable to regional spot bonuses given to specific key technical employees and a general cost-of-living salary adjustment.

Sales, general and administrative costs for the three months ended February 28, 2001 decreased by 10.3% to $1,625,300 or 18.5% of net revenue, from $1,812,100 or 20.6% of net revenue, for the three-month period ended February 29, 2000. This decrease is the direct result of lower Corporate general and administrative costs due to a 16% decrease in the Corporate headcount, as well as a reduction in office rent expense.

The benefit from income taxes was $17,000 for the three months ended February 28, 2001 compared to a provision from income taxes of $38,200 in the second quarter of fiscal 2000. This represents an effective tax rate of 40% in both quarters.

As a result of the above factors, the Company had a net loss of $25,600, or 0.3% of net revenue, for the second quarter ended February 28, 2001 compared to net income of $57,400, or 0.7%, in the second quarter of fiscal 2000.

Six Months Ended February 28, 2001 versus Six Months Ended February 29, 2000

Net revenue for the six months ended February 28, 2001 was $17,268,600, a decrease of 1.2%, compared to $17,481,000 for the same period in the prior fiscal year. Net revenue remained flat as certain contracts were delayed in 2001, principally in the South Central and West regions.

Direct salaries and other operating costs increased 2.6% to $13,796,200 or 79.9% of net revenue from $13,452,800, or 77.0% of net revenue for the six-month periods ended February 28, 2001 and February 29, 2000, respectively. This increase is primarily attributable to regional spot bonuses given to specific key technical employees and a general cost-of-living salary adjustment.

Sales, general and administrative costs decreased by 8.1% to $3,171,100, or 18.4% of net revenue, from $3,451,100 or 19.7% of net revenue, for the six-month periods ended February 28, 2001 and February 29, 2000, respectively. This decrease is a direct result of lower Corporate general and administrative costs due to a 16% decrease in the Corporate headcount, as well as a reduction in office rent expense.

The provision for income taxes was $52,000 and $191,000 for the six months ended February 28, 2001 and February 29, 2000, respectively. This represents an effective tax rate of 40% in both periods.

As a result of the above factors, the Company had net income of $77,700 and net income of $285,700, or 0.5% and 1.6% of net revenue, for the six months ended February 28, 2001 and February 29, 2000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $171,300 for the six months ended February 28, 2001. The decrease was primarily due to the purchase of equipment of $118,600, purchase of treasury stock of $123,300, and cash used in operations of $203,300, attributable primarily to a decrease in billings in excess of cost and estimated earnings on uncompleted contracts, offset by borrowings under the line of credit.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $118,600 for the six months ended February 28, 2001. The Company anticipates the level of capital expenditures for the remainder of fiscal year 2001 to remain fairly consistent with the level in the first six months ended February 28, 2001 and to be financed by cash generated from operations.

At February 28, 2001, the Company had outstanding long-term debt of $3,766,100. This represents a net increase of $280,000 from the $3,486,100 balance at August 31, 2000.

The Company's existing funds, cash from operations, and the available portion of its $7,000,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs.* The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. Under the revolving line of credit, the Company is required to comply with covenants, which require certain minimum ratios including debt service coverage, tangible net worth, and liabilities to tangible net worth, and restrict the amount of annual capital expenditures. During the quarter ended February 28, 2001, the Company was either in compliance or recevied an amendement on certain covenants related to these arrangements.

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

                                                EA Engineering, Science, and
                                               Technology, Inc. & Subsidiaries

                                                --------------------------------
                                                       (Registrant)

April 10, 2001                                    By: /s/ Loren D. Jensen
--------------                                  --------------------------------
                                                        (Signature)


                                                     Loren D. Jensen
                                                --------------------------------


                                                Chairman of the Board, President
                                                       and CEO
                                                --------------------------------
                                                          (Title)




April 10, 2001                                    By: /s/ Barbara L. Posner
--------------                                  --------------------------------
                                                         (Signature)



                                                  Barbara L. Posner
                                                --------------------------------


                                                  Chief Operating Officer and
                                                   Chief Financial Officer

                                                --------------------------------
                                                           (Title)