Form 10-Q
period 2001-05-31
EA ENGINEERING SCIENCE & TECHNOLOGY INC
filed 2001-07-24
CIK 802492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 2001

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                 From the transition period ________ to ________


                                 ---------------

                         Commission File Number 0-15587

                  EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                52-0991911
          ----------------------------------          ----------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ___ Yes [X] ___ NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 20, 2001 was 5,842,652.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----

PART I       FINANCIAL INFORMATION..................................................................................3

ITEM 1       Financial Statements...................................................................................3
                 Consolidated Balance Sheets - Assets...............................................................4
                 Consolidated Balance Sheets - Liabilities and Stockholders' Equity.................................5
                 Consolidated Statements of Operations..............................................................6
                 Consolidated Statements of Cash Flows..............................................................7
                 Notes to Consolidated Financial Statements.........................................................8

ITEM 2         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................9

PART II       OTHER INFORMATION....................................................................................12

ITEM 6        Exhibits and Reports on Form 8-K.....................................................................12

                (a) Exhibits.......................................................................................12

                (b) Reports on Form 8-K............................................................................12


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

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       May 31,        August 31,
                                                        2001            2000
                                                    ------------     ------------
CURRENT ASSETS:

       Cash and cash equivalents                    $  1,550,500     $  1,663,700
       Accounts receivable, net                        8,714,600       10,829,200
       Costs and estimated earnings in excess of
            billings on uncompleted contracts          5,631,400        6,027,700
       Prepaid expenses and other                        566,000          377,200
       Deferred income taxes                             311,900          311,900
                                                    ------------     ------------
         Total Current Assets                         16,774,400       19,209,700
                                                    ------------     ------------

PROPERTY AND EQUIPMENT, at cost:

       Furniture, fixtures and equipment              10,248,100        9,816,500
       Leasehold improvements                          1,078,000        1,039,100
                                                    ------------     ------------
       Total property and equipment                   11,326,100       10,855,600

       Accumulated depreciation and amortization      (9,657,900)      (9,344,000)
                                                    ------------     ------------
         Net Property and Equipment                    1,668,200        1,511,600
                                                    ------------     ------------

OTHER ASSETS:

       Deferred income taxes                           3,711,900        3,586,500
       Other assets                                    1,140,300        1,207,900
                                                    ------------     ------------
        Total Other Assets:                            4,852,200        4,794,400
                                                    ------------     ------------
        Total Assets                                $ 23,294,800     $ 25,515,700
                                                    ============     ============


                          The accompanying notes are an
                     integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            May 31,         August 31,
                                                             2001             2000
                                                          ------------     ------------
CURRENT LIABILITIES:

      Accounts payable                                    $  5,679,600     $  5,673,200
      Accrued expenses                                          72,100          459,800
      Accrued salaries, wages and benefits                   1,970,400        2,320,800
      Current portion of capital lease obligation               18,500           44,700
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                      911,700        1,872,500

                                                          ------------     ------------
        Total Current Liabilities                            8,652,300       10,371,000
                                                          ------------     ------------

LONG-TERM DEBT
      Capital lease obligation, net of current portion         326,200          187,300
      Long-term debt, net of current portion                 3,256,100        3,486,100
                                                          ------------     ------------
         Total Long-Term Debt                                3,582,300        3,673,400
                                                          ------------     ------------
        Total Liabilities                                   12,234,600       14,044,400
                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; voting;
        10,000,000 shares authorized; 6,407,600
        and 6,379,200 shares issued and outstanding             64,100           63,800
      Preferred stock, $.01 par value; 8,000,000
        shares authorized; none issued                            --               --
      Capital in excess of par value                        11,184,200       11,149,700
      Retained earnings                                        426,500          749,100
      Treasury Stock, 569,500 and 463,600
         shares, at cost                                      (614,600)        (491,300)
                                                          ------------     ------------
        Total Stockholders' Equity                          11,060,200       11,471,300
                                                          ------------     ------------
     Total Liabilities and Stockholders' Equity           $ 23,294,800     $ 25,515,700
                                                          ============     ============


                          The accompanying notes are an
                     integral part of these balance sheets.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                Nine Months Ended
                                                  May 31,         May 31,          May 31,           May 31,
                                                   2001            2000             2001              2000
                                               ------------     ------------     ------------     ------------
Total revenue                                  $ 12,170,500     $ 14,349,700     $ 41,771,200     $ 42,988,500
Less - Subcontractor costs                       (3,349,200)      (3,817,900)     (12,827,200)     (12,199,700)
Less - Other direct project costs                  (793,100)      (1,493,100)      (3,647,200)      (4,269,100)
                                               ------------     ------------     ------------     ------------
       Net revenue                                8,028,200        9,038,700       25,296,800       26,519,700
                                               ------------     ------------     ------------     ------------
Operating costs and expenses:
     Direct salaries and other operating          6,753,700        7,122,800       20,549,900       20,575,600
     Sales, general and administrative            1,772,300        1,786,400        4,943,400        5,237,400
                                               ------------     ------------     ------------     ------------
       Total operating expenses                   8,526,000        8,909,200       25,493,300       25,813,000
                                               ------------     ------------     ------------     ------------
(Loss) income from operations                      (497,800)         129,500         (196,500)         706,700
                                               ------------     ------------     ------------     ------------
Interest expense                                    (95,900)         (88,100)        (315,400)        (237,200)
Interest income                                      16,000           21,500           63,900           70,200
                                               ------------     ------------     ------------     ------------
(Loss) income before income taxes                  (577,700)          62,900         (448,000)         539,700
(Benefit) provision for income taxes               (177,400)          25,000         (125,400)         216,000
                                               ------------     ------------     ------------     ------------
Net (Loss) Income                              $   (400,300)    $     37,900     $   (322,600)    $    323,700
                                               ============     ============     ============     ============
Net (Loss) Income Per Share -
     Basic                                     $      (0.07)    $       0.01     $      (0.06)    $       0.05
                                               ============     ============     ============     ============
     Diluted                                   $      (0.07)    $       0.01     $      (0.06)    $       0.05
                                               ============     ============     ============     ============
Weighted average shares outstanding               5,832,100        6,093,400        5,855,000        6,192,500
Effect of dilutive stock options                       --                200             --              1,700
                                               ------------     ------------     ------------     ------------
Diluted weighted average shares outstanding       5,832,100        6,093,600        5,855,000        6,194,200
                                               ============     ============     ============     ============


              The accompanying notes are an integral part of these
                                   statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                       May 31,         May 31,
                                                                        2001            2000
                                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                 $  (322,600)    $   323,700
    Noncash expenses included in net (loss) income-
      Depreciation and amortization                                       353,300         324,400
      Gain on sale of assets                                              (14,700)         (7,300)
      Provision for doubtful accounts                                     201,100         145,800
      Deferred (benefit) provision for income taxes                      (125,400)        216,100
    Changes in operating assets and liabilities -
      Decrease (increase) in accounts receivable                        1,913,500      (2,548,900)
      Decrease (increase) in costs and estimated earnings
        in excess of billings on uncompleted contracts                    396,300      (2,300,800)
      Increase in prepaid expenses and other assets                      (121,200)       (178,300)
      (Decrease) increase in accounts payable and accrued expenses       (731,700)        935,700
      (Decrease) increase in billings in excess of
        of costs and estimated earnings on
        uncompleted contracts                                            (960,800)      2,389,700
                                                                      -----------     -----------
     Net cash flows provided by (used in) operating activities            587,800        (699,900)
                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                (355,800)       (541,300)
    Proceeds from sale of equipment                                        26,500           7,300
                                                                      -----------     -----------
      Net cash flows used in investing activities                        (329,300)       (534,000)
                                                                      -----------     -----------

CASH FLOWS FROM FROM FINANCING ACTIVITIES:
    Net (payment) borrowings on revolving line of credit                 (230,000)      1,253,500
    Proceeds from issuance of common stock                                 34,800          32,300
    Reduction of long-term debt                                              --           (87,500)
    Purchase of treasury stock                                           (123,300)       (298,700)
    Repayment of capital lease obligations                                (53,200)           --
                                                                      -----------     -----------
        Net cash flows (used in) provided by financing activities        (371,700)        899,600
                                                                      -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (113,200)       (334,300)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,663,700       1,963,000
                                                                      -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,550,500     $ 1,628,700
                                                                      ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital leases                           $   165,900     $      --
                                                                      ===========     ===========

              The accompanying notes are an integral part of these
                                   statements.

          EA ENGINEERING, SCIENCE, AND TECHNOLOGY, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000


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


Note 2.  EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan (the "Plan") to provide eligible employees with the opportunity to purchase shares of the Company's Common Stock through voluntary payroll deductions. Under the Plan, eligible employees may purchase shares through monthly payroll deductions at 90% of current market value at the time of purchase. The Company pays all administrative expenses related to employee purchases. During the quarter and nine months ended May 31, 2001, 9,310 and 28,432 shares, respectively, were purchased under this Plan. A total of 84,516 shares remain authorized for distribution under the Plan as of May 31, 2001.


Note 3.  STOCK PURCHASE

On November 2, 1999, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. During the three and nine month periods ended May 31, 2001, the Company purchased 0 and 105,900 shares, respectively, of common stock under this plan. The Company has purchased these shares, at cost, which are presented as Treasury Stock in the consolidated balance sheet. On December 26, 2000, the Company made the final purchase under this plan, resulting in a total repurchase of shares in the amount of 499,100.

Note 4.  CHANGES IN ESTIMATES

During the quarter ended May 31, 2001, the Company recorded a provision of approximately $300,000, required for certain projects in the Company's West operating region.

Note 5. INCOME TAXES

The effective income tax rate for the three months ended May 31, 2001 and 2000 was 31% and 40%, respectively. In addition, for the nine month periods ended May 31, 2001 and 2000, the effective tax rate was 28% and 40%, respectively. The change in effective income tax rates reflects the impact of certain expenses, that are not deductible for income tax purposes, from pre-tax operating results.

The Company has received proposed assessments for approximately $750,000 from the state of Hawaii that could result in an additional tax liability associated with the years 1993 through 1998. The Company disagrees with the proposed assessment and Management and its tax counsel are of the opinion that the issues making up the tax liability proposed by the state of Hawaii are either not factually or legally supportable. In addition, management is of the opinion that any additional tax liability that might ultimately result from the resolution of this state issue would not have a material adverse effect on the Company's
consolidated  financial  condition,   results  of  operations,   cash  flows  or
liquidity.

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


RESULTS OF OPERATIONS

Three Months Ended May 31, 2001 Versus Three Months Ended May 31, 2000

Net revenue for the three months ended May 31, 2001 was $8,028,200 a decrease compared to $9,038,700 for the same period in the prior fiscal year. This decrease of 11.2% in net revenue reflects lower contract volume across most regional operations, principally due to delays in the initiation and execution of several large Federal contracts. One of these contracts has subsequently been initiated on June 30, 2001 and is expected to commence work in the Company's fourth quarter. Additionally, net revenue was negatively impacted by the recognition of provisions on certain projects, totaling approximately $300,000, required for the Company's West operating region. This decrease in net revenue was partially offset by a 6.7% increase in the Mid-Atlantic region, the Company's largest operation.

Direct salaries and other operating costs for the three months ended May 31, 2001 decreased 5.2% to $6,753,700 or 84.1% of net revenue from $7,122,800 or
78.8% of net revenue, for the three month period ended May 31, 2000. Direct labor decreased $210,000 due to a decrease in the average quarterly technical headcount by 14 positions from fiscal 2000 to fiscal 2001, predominantly in the South Central and West region. The total average headcount for the quarter decreased 23 positions in fiscal 2001 compared to fiscal 2000, which resulted in lower overhead costs to the Company, but as noted above, also decreased net revenue.

Sales, general and administrative costs for the three months ended May 31, 2001 decreased by 0.8% to $1,772,300, or 22.1% of net revenue, from $1,786,400 or 19.8% of net revenue, for the three month period ended May 31, 2000. This decrease is directly related to the decrease in the Corporate headcount. The reduction in Corporate cost during the quarter was partially offset by certain non-recurring expenses relating to the Company's strategic alternatives.

The benefit from income taxes was $177,400 for the three months ended May 31, 2001 compared to a provision of $25,000 in the third quarter of fiscal 2000. This represents an effective tax rate of 31% and 40% respectively for each fiscal year. The effective tax rate for the three months ended May 31, 2001 is lower than the prior year due to the impact of certain expenses that are not deductible for income tax purposes.

As a result of the above factors, the Company incurred a net loss of $400,300 or 5.0% of net revenue, for the third quarter ended May 31, 2001 compared to net income of $37,900, or 0.4%, in the third quarter of fiscal 2000.

Nine Months Ended May 31, 2001 Versus Nine Months Ended May 31, 2000

Net revenue for the nine months ended May 31, 2001 was $25,296,800, a decrease of 4.6% compared to $26,519,700 for the same period in the prior fiscal year. The year-to-date decrease in net revenue primarily occurred in the Company's fiscal third quarter and reflects lower contract volume in most of the Company's regional operations, partially offset by a 13% increase in the net revenue in the Mid-Atlantic region, the Company's largest operation. The lower volume is principally due to delays in the initiation and execution of several large Federal contracts. One of these contracts has subsequently been initiated on June 30, 2001 and is expected to commence work in the Company's fourth quarter. Additionally, year-to-date net revenue was negatively impacted by the recognition of provisions on certain projects, totaling approximately $300,000, required for the Company's West regional operations.

Direct salaries and other operating costs decreased 0.1% to $20,549,900 or 81.2% of net revenue from $20,575,600, or 77.6% of net revenue for the nine month periods ended May 31, 2001 and May 31, 2000, respectively. The year-to-date direct salaries decreased $110,000 due to the lower average technical headcount, mainly in the South Central and West regions. The average technical headcount decreased 6 positions in fiscal 2001 from fiscal 2000, which resulted in lower overhead costs to the Company, but as noted above, also decreased net revenue.

Sales, general and administrative costs decreased by 5.6% to $4,943,400, or 19.5% of net revenue, from $5,237,400 or 19.7% of net revenue, for the nine-month periods ended May 31, 2001 and May 31, 2000, respectively. This decrease is due to the decrease in total Corporate headcount. The Corporate cost cutting initiatives were partially offset by certain non-recurring expenses related to the Company's strategic alternatives.

The benefit from income taxes was $125,400 and the provision for income taxes was $216,000 for the nine months ended May 31, 2001 and May 31, 2000, respectively. This represents an effective tax rate of 28% and 40% respectively for each fiscal year. The effective tax rate for the nine months ended May 31, 2001 is lower than the prior year due to the impact of certain expenses that are not deductible for income tax purposes.

As a result of the above factors, the Company incurred a net loss of $322,600 and net income of $323,700, or 1.3% and 1.2% of net revenue, for the nine months ended May 31, 2001 and May 31, 2000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $113,200 for the nine months ended May 31, 2001. The decrease was primarily due to cash generated from operating activities of $587,800, partially offset by net cash flows used in investing activities of $329,300 and net cash flows used in financing activities of $371,700. The net borrowings from the revolving line of credit decreased $230,000.

The Company's capital expenditures, consisting primarily of purchases of equipment, were approximately $355,800 for the nine months ended May 31, 2001. The Company anticipates the level of capital expenditures for the remainder of fiscal year 2001 to remain fairly consistent with the level in the first nine months ended May 31, 2001 and to be financed by cash generated from operations or through capital leases.

At May 31, 2001, the Company had outstanding long-term debt relating to the revolving line of credit of $3,256,100. This represents a net decrease of $230,000 from the $3,486,100 balance at August 31, 2000.

The Company's existing funds, cash from operations, and the available portion of its $7,000,000 revolving line and $1,500,000 equipment line of credit arrangements are expected to be sufficient to meet the Company's present and immediately foreseeable cash needs.* The Company also has access to certain capital equipment financing arrangements through various equipment suppliers. Under the revolving line of credit, the Company is required to comply with covenants, which require certain minimum ratios including debt service coverage, tangible net worth, and liabilities to tangible net worth, and restrict the amount of annual capital expenditures. During the quarter ended May 31, 2001, the Company was either in compliance or received an amendment on certain covenants related to these arrangements.

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




July 23, 2001                                    By: /s/ Loren D. Jensen
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




July 23, 2001                                    By: /s/ Barbara L. Posner
--------------                                 --------------------------------
                                                        (Signature)


                                                      Barbara L. Posner
                                               --------------------------------

                                                Chief Financial Officer and
                                                Chief Operating Officer
                                               --------------------------------
                                                          (Title)